Form 10-K
period 1999-01-31
VIRTUAL TECHNOLOGY CORP
filed 1999-05-06
CIK 1077597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
                                   (Mark one)

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM __________ TO _________

                        Commission file number: 00025397

                         VIRTUAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                   41-1639011
    (State or other jurisdiction            (IRS Employer Identification Number)
          of incorporation)

                              3100 WEST LAKE STREET
                                    SUITE 400
                              MINNEAPOLIS, MN 55416
                    (Address of Principal Executive Offices)
                                 (612) 915-1122
               (Registrant's Telephone Number, Including Area Code)

Securities to be registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At April 30, 1999, the last practicable date, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was: $42,460,074

At April 30, 1999, the number of shares outstanding of each of the registrant's classes of common stock was: 27,860,304

Documents incorporated by reference

(1)  Not Applicable
(2)  Not Applicable
(3)  Not Applicable

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Registration Statement on Form 10-K contains forward-looking statements, which reflect the Company's views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: the Company's ability to successfully and profitably integrate GTI into the Company's business operations, competition in the Internet resale of computer products, the Company's vendor relationships, the Company's ability to obtain additional equity or debt financing on acceptable terms in order to finance its planned growth and to retire the debt incurred in connection with the GTI acquisition and the impact of Year 2000 issues on the Company and its operations.

PART I

ITEM 1.  BUSINESS.

(A) GENERAL DEVELOPMENT OF BUSINESS

     In June 1996, International Gold Marketing, Inc., ("IGM"), a Minnesota corporation, acquired all the outstanding shares of Network Storage Corporation ("NSC"), a Minnesota corporation formed in February 1996 and changed its name to Virtual Technology Corporation ("VTC" "Virtual-World", "VW" or the "Company"). IGM was a publicly traded company listed on the OTC Bulletin Board and was originally incorporated in March 1966 as MarSan Inc. Since the acquisition and name change, the Company has traded on the OTC Bulletin Board under the symbol VTCO.

         At the time of the NSC acquisition, IGM was a non-operating entity. NSC was in the business of providing an online data storage system via the Internet with a software product known as Virtual Storage.

         In October 1996, VTC acquired Ashmount Research Ltd. ("ARL"), a private London-based software firm. VTC then launched a web site for commercial marketing of Ashmount's Virtual Access email and newsgroup software. Although the Virtual Access marketing campaign was not economically successful, management generated up to 1 million "hits" of traffic to its Internet site. Realizing that VTC had gained experience at learning which internet advertising sites could drive traffic to VTC's own web site, management refocused the Company's business on electronic commerce ("e-commerce" or "E-Comm" ). Specifically, VTC's internal customer research indicated a symbiosis between the buyers visiting the Company's web site for software products and the type of technology those buyers were interested in.

         Concluding that sophisticated computer users seek speed, power, and graphics in their latest technology and upgrades, VTC identified sources for such products and enhanced and launched its E-Comm site, virtual-world.com, in October 1997. Consistent with its change of business strategy, VTC sold the Virtual Access software source code, rights and licenses in July 1998 to Atlantic Coast, a British company, for approximately $15,000.

         In January 1999, as part of the Company's efforts to expand both its product offerings through its e-commerce operations and to diversify its operations, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of Herold Marketing Associates, Inc., dba Graphics Technologies, Inc. ("GTI"). Greg Appelhof, VTC's President and Chief Executive Officer, formerly was with GTI for 11 years, most recently as Vice President of Sales.

         The purchase price was $10.1 million (subject to certain post-closing adjustments), paid as follows: $1.0 million at closing, $1.6 million payable by the issuance of 228,571 shares of the Company's restricted Common Stock, subject to resale under Rule 144 of the Securities Act of 1933, as amended (the "Act"); $4.0 million payable by a non-interest bearing promissory note of GTI due February 27, 1999; $3.3 million payable by a non-interest bearing promissory note from the Company due April 28, 1999 and $200,000 placed into escrow to be held for three years to secure certain post-closing purchase price adjustments and indemnification obligations. The Company simultaneously entered into a three-year consulting agreement with Stephan Herold, GTI's Chairman and founder, in consideration of 145,000 shares of the Company's Common Stock valued at $1.0 million. The Company has agreed to register the resale of such shares under the Act as soon as practicable. Mr. Herold has agreed not to compete against the Company for three years. The Company has repaid the $4.0 million promissory note and $2.7 million of the $3.3 million promissory note, deducting certain anticipated post-closing adjustments which the Company believes will be finalized shortly.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company operated in only one business segment through the end of fiscal 1999. As a result of the GTI acquisition, the Company will operate in two business segments in fiscal 2000 and beyond.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     VTC is the parent of two complimentary business units: Virtual-World.com and GTI. Both units provide computer manufacturers with channels to deliver their products to the end consumer. Virtual-World provides products to the end user by purchasing products directly from manufacturers or from distribution partners. GTI provides manufacturers with a distribution channel to sell their products to dealers, resellers,value-added resellers ("VARs") and integrators who then sell them to the end user. Virtual-World management directs the overall business and provides integration and leadership to the two business units.

BUSINESS OVERVIEW

     Virtual-World is an Internet retailer of high performance computer hardware, software and peripheral products to sophisticated computer and Internet users. Through its E-Commerce web site at www.virtual-world.com, the Company offers more than 42,000 units of selective high-performance, brand name computer equipment. Such web site and its contents are expressly not incorporated by reference into this Form 10-K. Virtual-World offers an online specialized store that is intended to provide one-stop shopping for its targeted domestic and international customers, 24 hours a day, seven days a week. Virtual-World's online store features a fun, easy-to-navigate interface, competitive pricing, extensive product information and powerful search capabilities.

     GTI is a leading distributor of computer peripheral equipment to wholesale and retail outlets throughout the United States and Canada. GTI specializes in high performance computer equipment, computer integrated systems design and the assembly and sale of complete computer systems. GTI purchases products directly from more than 45 manufacturers of computer related products, and maintains a stocking inventory of approximately 1,600 products.

     GTI also has built an active base of over 1,000 customers. GTI's customers are primarily focused in four areas: corporate resellers, government sales to state and federal agencies, VARs and integrators which concentrate on complete desktop solutions. GTI provides its customers with computer peripheral equipment from industry leaders, such as Hitachi, Matrox, Viewsonic, Mitsubishi, ATI, Phillips, Cornerstone, Oki Data, InFocus, Mag and Mag Portables, Pioneer, NANAO, CTX, Ezol and Panasonic. The products distributed by GTI include monitors, printers, scanners, portables, CD-ROM drives, power protection, video accelerators, graphic controllers, UPS back-up, projectors, digital cameras and miscellaneous peripherals and software.

         Complementing its distribution business, GTI also offers its customers value-added services, such as consultative and solution oriented selling, compatibility testing, integration and configuration services and post-sales support. GTI believes it differentiates itself from many competitors by promoting GTI's value-added services through competitive pricing and face-to-face selling.

INDUSTRY

VIRTUAL-WORLD AND THE E-COMMERCE INDUSTRY

         The Internet is an increasingly significant global medium for communication, information and commerce. VW believes that growth in Internet usage and web commerce has been fueled by a number of factors, including (i) a large and growing installed base of PCs in the workplace and home, (ii) advances in the performance and speed of PCs and modems, (iii) improvements in network infrastructure, (iv) easier and cheaper access to the Internet and (v) increased awareness of the Internet. International Data Corporation ("IDC"), a market research firm, has estimated that there were 69 million web users worldwide at the end of 1997 and anticipates that number will grow to approximately 320 million by the end of 2002. In addition, IDC estimates that the total value of goods and services purchased over the Internet will grow from $12 billion in 1997 to approximately $425 billion by the end of 2002.

         VW believes that its target market represents an attractive and rapidly growing segment of the E-Commerce industry. According to Jupiter, a market research firm, domestic online consumer purchases of goods and services (excluding cars and real estate) are expected to grow from an estimated $2.6 billion in 1997 to approximately $37.5 billion by 2002. Jupiter also estimates that the single largest web retail opportunity for the consumer and small office/home office market is online sales of computer products (including hardware, software and consumer electronics). By 2002, the online market for computer products is estimated to reach approximately $10.5 billion in the United States alone, which compares to an estimated domestic online market for travel, books and music of $8.6 billion, $2.2 billion and $1.2 billion, respectively. IDC estimates the worldwide consumer and small office/home office end market for computer hardware alone (excluding peripherals) will grow from approximately $50 billion in 1997 to approximately $80 billion in 2001.

GTI AND THE COMPUTER WHOLESALE DISTRIBUTION INDUSTRY

         Wholesale distribution has proven to be well-suited for manufacturers of computer products. The large number and diversity of resellers makes it cost efficient for manufacturers to rely on wholesale distributors to assume responsibility for at least some portion of their distribution, credit, marketing and support requirements. Similarly, due to the large number of computer product manufacturers, VARs (which integrate proprietary software with products provided by manufacturers and distributors), computer resellers, traditional resellers and integrators often cannot establish direct purchasing relationships. Instead they rely on wholesale distributors, such as GTI, to satisfy a significant portion of their product and marketing needs.

         Management believes that the growth of the wholesale distribution segment of the computer industry has been driven by four principal factors. First, as a result of the use of open systems and off-the-shelf components, hardware products are increasingly viewed as commodities. The resulting price competition, coupled with rising selling costs and shorter product life cycles, make it difficult for manufacturers to efficiently sell directly to resellers and has prompted them to rely on more cost-efficient methods of distribution. Second, customers are increasingly relying on wholesale distributors, such as GTI, for inventory management and flexible customer financing, rather than stocking large inventories themselves and maintaining credit lines to finance working capital needs. Third, restrictions by certain major manufacturers on sales through wholesale distributors were gradually eased, commencing in 1991. Since the beginning of 1995, GTI has been able to sell certain products of those manufacturers under more competitive terms and conditions ("open-sourcing"). Management believes that this has substantially reduced the advantage that certain aggregators had over distributors such as GTI. Open-sourcing has also contributed to price competition and margin decline in the industry. Fourth, consolidation in the wholesale distribution industry continues as access to financial resources and economies of scale become more critical.

STRATEGY

VW STRATEGY

         VW's objective is to operate the premier Internet web site for speed, power and graphics through its innovative and focused marketing strategy, depth of product selection, competitive pricing and high quality content. VW's niche market focus is based upon the premise that consumers are generally overwhelmed by the information available to them through different media, including the Internet. Research conducted by IDC has found that people searching for information about computer hardware and software generally have a very difficult time even getting close to articles about the products they care about. By offering consumers an array of selective, high-performance brand name computing equipment, easy navigation, around the clock shopping convenience and competitive pricing, VW believes it can achieve a preeminent niche position among computer retailers. Key elements of VW's strategy include the following:

- Niche-Oriented Strategy. A number of traditional computer retailers and manufacturers have created web sites to sell various computer equipment over the Internet. However, most of these sites are targeted towards the mass market, much like the phenomenon observed in the physical retail world. VW's strategy is to target sophisticated computer and Internet users who demand high performance from their systems and are constantly seeking upgrades for their equipment.

- Product Availability. VW believes that its targeted customers have varied and unique needs for computer hardware and software products. Through VW's affiliation with Ingram, Tech Data and other suppliers, VW offers what management believes to be a broad product mix. By its acquisition of GTI, the Company intends to further leverage its buying power to increase the number of available products.

- Favored Demographics. VW's initial target market is comprised of individuals who are 26 years of age or older, predominately male, well educated and are proficient with computers and the Internet. According to New Century Network's reader survey, over 55% of these Internet users have an annual household income of over $50,000 and are twice as likely to purchase over the Internet than the average Internet user.

- Web-Based and Traditional Advertising. VW utilizes aggressive online advertising to promote both its brand name and specific merchandising opportunities on a wide variety of web sites, including major content and service providers, targeted computer-related sites and niche, special interest sites. As VW grows, it also intends to advertise in trade journals and magazines that are typically read by its targeted customers.

- Linking and Affiliate Programs. To direct traffic to its web site, VW has created inbound links that connect directly to virtual-world.com from other sites on the web. These links allow potential customers to simply click on the link to become connected to VW's web site. In addition, VW is developing private web sites for various user groups. For example, VW has entered into arrangements with the University of Minnesota and with the Minnesota Service Cooperatives, a group comprising all of Minnesota's elementary schools, to develop proprietary web sites offering hardware and software products at special pricing for school students and faculty.

GTI STRATEGY

         To maintain and expand its position in wholesale distribution, GTI's business strategy includes the following main elements:

- Expand Customer Focus. GTI has historically focused its marketing on corporate resellers, government sales, VARs and integrators and intends to expand its customer base. GTI considers the corporate reseller market particularly attractive because its customers source products almost exclusively from distributors and is believed to be one of the fastest growing segments of the computer industry. Moreover, management believes that this will remain one of the fastest growing segments of the industry as businesses of all sizes increasingly rely on corporate resellers.

     GTI also seeks to increase its market share with fast growing retailers and computer superstores, as well as with VARs and integrators. In particular, GTI is aware of the growing integration industry and that industry's need for a variety of computer peripheral products. Management believes that supplying its existing integration customers with all of their computer products will enable it to increase its market share through expanded sales to its existing customer base. In addition, GTI seeks to attract new integration customers through its competitive pricing, high performance and efficient delivery.

- Expand Relationships with Existing Customers. GTI credits its strong customer relationships to its continued focus on providing its customers with knowledgeable account executives who meet directly with the customer, competitive pricing, a broad range of computer related products, efficient product delivery and on-going customer support. Currently GTI is seeking to expand its relationships with existing customers through program-selling: i.e., determining what its clients want and need and then working in conjunction with various manufacturers to design a program which meets the needs of each individual client. In addition, GTI seeks to expand its existing customer relationship by introducing more of its products to its customers who currently purchase only a portion of their computer products from GTI. Through marketing its product line as well as its value-added services to its current customer base, GTI believes it will be able to enhance and develop its existing customer relationships. This has the advantage of enabling GTI to increase its revenues without having to incur significant advertising and marketing expenses, as well as avoiding the need to employ additional account executives to solicit new customers.


- Expand In-House Integration. GTI is aware of the growing importance of integrators in the computer industry and intends to expand its in-house integration department. Currently GTI's integration service is limited to one integration center in Phoenix, Arizona which configures selected computer products to meet the client's individual needs. GTI also intends to develop relationships with resellers who can purchase GTI's integrated product for final sale to their customers. Moreover, GTI plans on expanding its integration work through its existing customer base by taking advantage of outsourcing opportunities. The expansion of these opportunities will be a direct result of developing key relationships with key resellers that provide contact opportunities for ongoing business and developing integration products for targeted niche markets.

- Broaden Product Mix. GTI offers its customers a broad assortment of leading technology products. Currently GTI offers over 1,600 products from more than 45 vendors. By offering an even broader product assortment, GTI believes it can benefit from its customers' increasing desire to more efficiently procure product from a reduced number of direct vendor relationships.

- Expand Market Share and Geographic Growth. GTI's plan is to utilize its financial and industry positions to continue to expand its business internally and through possible acquisitions, by adding new product lines, increasing market share through competitive pricing, providing additional value-added services and expanding internationally.

TECHNOLOGY

         The Company has implemented a broad array of site management, search, customer interaction, transaction-processing and fulfillment services systems using a combination of its own proprietary technologies and commercially available, licensed technologies. The Company's current strategy is to license commercially available technology whenever possible rather than seek internally developed solutions. VW intends to focus its efforts primarily in enhancing and promoting its web site.

         VW hosts its web site in an Exodus facility, located in Sterling, VA. VW currently employs four individuals to design and maintain its virtual-world.com web site. In addition, VW uses Exodus' National Network for its web site back-up.

         Exodus provides VW access to high-capacity, dynamic and dedicated Internet connectivity through a complete range of commercial strength bandwidths on Exodus' high-performance national network. Management believes that Exodus' high performance national network is fast, reliable and scalable. It combines key components that are critical to the operation of a state-of-the-art Internet service: a high capacity national backbone, a 24 hour Network Operating Center
(NOC) and superior engineering support services including proactive monitoring to isolate and identify problems before they affect the network of hosting systems. The national network of Fiber-optic OC-3 and DS-3 connections link key public and private points including MAE-East, MAE-West among many others from New York to Seattle.

     In January 1999, VW and Ingram, a major supplier to VW, jointly developed and implemented a system to fully integrate the front and back office functions of the two companies. The system is intended to provide for a seamless throughput of customers' orders, credit authorization, posting of the sale in the accounting system and placing the order with the "least-cost" supplier, all within 30 seconds of each sale. This system utilizes Secure Socket Layer (SSL) technology of the HTTP protocol for all transactions involving credit card information. Utilizing this standard and CyberSource IVS technology, VW protects against fraudulent transactions. The system is designed to enable real-time price and availability from the least cost vendor and to facilitate "one-click" ordering, processing and fulfillment.

VW PRODUCTS AND SERVICES

     Because most of VW's "shelf space" is low-cost and essentially unlimited, VW offers a broad selection that would be economically or physically impractical to stock in a store or to include in a typical mail-order catalog. VW currently offers more than 42,000 hardware, software and peripheral SKUs. VW's product selection includes computer hardware such as PC desktops and laptops, personal digital assistants ("PDAs"), printers, modems, memory and accessories, packaged software for both home and office use, games and utilities. These products are produced by a wide variety of manufacturers that include IBM, Toshiba, Hewlett Packard, 3Com, Connectix, Intel, Symantec, Epson, Electronic Arts, Acer, Compaq and Broderbund.

     VW offers its customers on-site service for most products in the United States. For a nominal fee based upon the amount of purchase, the consumer may extend the manufacturer's warranty to provide on-site service at the customer's home or office location. VW contracts with several third party vendors to provide such service. VW generally guarantees a service call within 24 hours in most metropolitan areas.

     VW believes its web site is attractive, easy to navigate and offers distinctive competitive advantages. The user interface is simple, yet professional and straightforward, designed to cater to the knowledgeable technology consumer. Consumers may browse the vast database of over 42,000 items or may selectively search and view technical "notes" or product specifications as desired prior to purchasing online. Once a product has been selected, the consumer may simply click on the item, which then goes into a "shopping cart" to be added to other items until the consumer's shopping trip is complete. All of VW's products may be reviewed and purchased "online" without having to go to a retail location. VW provides graphic detail of products along with manufacturer specifications.

     VW has embarked on an initiative to implement "one click" purchasing. Management believes that this initiative will enable increased sales due to minimizing the information the consumer will have to key in to make a purchase. Under the "one click" system, once a product is selected, a credit card holder may only have to input their four-digit access number or a password in order to provide VW with all of the pertinent purchasing information. The "one click" system will directly interface with VW's e-commerce system to perform all the processes in the background, transparent to the consumer, to place an order.

     VW enters into special agreements from time to time directly with manufacturers to provide value added packages or special bargains. VW is currently working with manufacturers to establish cooperative marketing agreements whereby VW would receive funds from the manufacturers to reimburse VW for some marketing costs.

     VW offers a free shipping program for the domestic USA that it believes has been favorably received. Overseas orders are shipped and fulfilled via Ingram, which acts as VW's customs agent and processor. Overseas orders are handled the same as domestic orders, and the process of delivery is transparent to the customer as well as VW. Invoices and packing slips reflect VW's name so the customer can immediately identify VW as the shipper.

          Currently, VW encourages customers to phone in and use VW's inbound call center Monday through Friday from 7:30 a.m. - 7:30 p.m. and Saturday from 9:00 a.m. to 2:00 p.m, Central Time. VW believes that having the opportunity to speak with a customer enhances the likelihood that the customer will increase the size of the order and that the price point of the average sale will also increase. VW, by design, does not have an automated inbound call system. VW's philosophy is that consumers have the ability to buy online or via an automated transaction at any time. The assumption is that, once the customer has called, he or she has made the decision to speak with someone directly at VW for support. VW's objective is to expedite that request and not subject the consumer to further automation or digital routing systems. VW augments its customer service systems with various tracking software and contextual reference databases. Customers may track shipments via Federal Express or United Parcel Service directly through VW's web site or via hot links to the respective shippers' sites.

          VW's does not consider its backlog of orders material to an understanding of its business. No single customer accounted for 10% or more of VW's net sales during fiscal 1999, 1998 or 1997.

GTI PRODUCTS AND SERVICES

          GTI sells more than 1,600 computer products in systems and peripherals purchased directly from manufacturers in large quantities for sale to an active customer base of more than 1,000 corporate resellers, VARs, integrators and resellers. GTI pursues a strategy of expanding its product line to offer its customers a broad assortment of products.

          GTI's VAR customers typically do not have the resources to establish a large number of direct purchasing relationships or stock significant product inventories. These resellers generally rely on distributors as their principal source of computer products and financing. Corporate resellers and resellers, on the other hand, often establish direct relationships with manufacturers for their more popular products, but utilize distributors for slower-moving products from numerous smaller manufacturers and for fill-in orders of fast moving products. GTI does not consider its backlog of orders material to an understanding of its business. No single customer accounted for 10% or more of GTI's net sales during 1998, 1997 or 1996, except Entex, a large VAR, who accounted for 24%, 33% and 20% of GTI's net sales, respectively in 1998, 1997 and 1996.

DISTRIBUTION

VW DISTRIBUTION

          VW uses alliances with Ingram Micro, Inc. ("Ingram") and Tech Data Corporation ("Tech Data") to provide the Company with a "virtual inventory" of hardware and software products for its site. The Company also sources products through GTI. As a result, except for its relationship with GTI, VW carries no inventory of products and relies on its suppliers to fulfill customers' orders. In addition to providing a "virtual inventory" and order fulfillment for VW, GTI, Ingram and Tech Data also provide VW with shipping and post-sale customer support.

          VW utilizes a secure server to process all customer orders. After a customer enters an order, an email is sent to the customer confirming the purchase. Once the credit card information is authenticated, the order is forwarded to one of VW's suppliers. In stock orders that are placed before 5:00 p.m. (Pacific Time) are generally shipped within 24 hours. An email confirmation is sent to the customer immediately following the shipment of the products. Customers may check the shipping status and the inventory availability directly through the web site. VW's transaction-processing system is integrated with its accounting and financial system through a common Microsoft Access-based database. The integrated system allows management to more effectively manage its operations.

GTI DISTRIBUTION

         GTI delivers products throughout the United States and Canada from its four distribution centers in Minneapolis, Minnesota, Boston, Massachusetts, San Francisco, California and Phoenix, Arizona. The distribution network will expand to meet the demand from key customers and to ensure the cost competitiveness of GTI.

VENDOR RELATIONS

VW VENDORS

          VW has formed alliances with Ingram, Tech Data and GTI to provide VW with a "virtual inventory" of hardware and software products. These three entities provide order fulfillment, shipping, and post sale customer support.

          Ingram is a leading wholesale distributor of computer-based technology products and services worldwide. Ingram markets computer hardware, networking equipment, and software products to more than 100,000 reseller customers in more than 120 countries. As a wholesale distributor, Ingram markets its products to resellers as opposed to marketing directly to end-user customers. Ingram offers one-stop shopping to VW by providing a comprehensive inventory, which in the aggregate on a global basis, consists of more than 145,000 products (as measured by distinct manufacturer's part numbers) from over 1,400 suppliers, including most of the computer industry's leading hardware manufacturers, networking equipment suppliers and software publishers. Ingram's broad product offerings include: desktop and notebook PCs, servers, and workstations; mass storage devices; CD-ROM drives; monitors; printers; scanners; modems; networking hubs, routers, and switches; network interface cards; business application software; entertainment software; and computer supplies.

          Tech Data is the world's second largest distributor of computer hardware and software products to VARs, corporate resellers, retailers and direct marketers. Tech Data distributes products throughout the United States, Canada, Latin America, Germany, France, Switzerland and Austria. Tech Data purchases its products directly from more than 900 manufactures of computer hardware and publishers of software in large quantities, maintains a stocking inventory of more than 45,000 products and sells to an active base of over 70,000 customers.

          Tech Data provides VW with leading products including systems, peripherals, networking, and software. Tech Data offers products from manufacturers and publishers such as Bay Networks, Cisco, Compaq, Corel, Creative Labs, Digital Equipment, Epson, Hewlett-Packard, IBM, Intel, Microsoft, Novell, Okidata, Seagate, Symantec, 3Com, Toshiba, Viewsonic and Western Digital. Tech Data generally ships products the same day the orders are received from regionally located distribution centers.

GTI VENDORS

         Due to the proliferation of relatively small VARs and computer dealers which purchase a limited volume of products from any single manufacturer, it is more cost efficient for most manufacturers to rely upon distributors, such as GTI, rather than to maintain their own sales forces to market, distribute and support products. GTI's industry position has enabled it to obtain contracts with most leading manufacturers. In addition, the advent of open-sourcing has enabled GTI to cost effectively sell the products of certain major manufacturers to customers which it had previously been restricted from servicing.

         GTI purchases products directly from more than 45 manufacturers, generally on a nonexclusive basis. Management believes that GTI's vendor agreements are in the form customarily used by each manufacturer and typically contain provisions which allow termination by either party upon 60 days notice. Such agreements generally contain stock rotation and price protection provisions which reduce, in part, GTI's risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence. Virtually none of GTI's supplier agreements require it to sell a specified quantity of products or restrict GTI from selling similar products manufactured by competitors. Consequently, GTI has the flexibility to terminate or curtail sales of one product line in favor of another product line as a result of technological change, pricing considerations, product availability, customer demand and vendor distribution policies.

         From time to time, the demand for certain products sold by GTI exceeds the supply available from the manufacturer. GTI then receives an allocation of the products available. Management believes that GTI's ability to compete is not adversely affected by these periodic shortages and the resulting allocations.

TRADEMARKS AND PROPRIETARY RIGHTS

          The Company does not have federal or state trademark registration of its corporate or web site name or its "V" logo. There are many companies throughout the United States that use the words "virtual technology" in their name. In addition, the Company recently received correspondence challenging the Company's right to use its "V" logo. In light of these potential conflicts, the Company is considering a change in its corporate name and logo. Any change will cause the Company to incur substantial expense and goodwill in promoting a new name and logo and in abandoning the use of its old name and logo. Even if the Company selects a new name and logo, there can be no assurance that the steps taken by the Company to protect its proprietary rights will be copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company.

COMPETITION

VW COMPETITION

          The online commerce market is new, rapidly evolving and intensely competitive. Current and new competitors can launch new sites at a relatively low cost. In addition, the computer products retail industry is intensely competitive. VW currently or potentially competes with a variety of other companies.

These competitors include:

     (i) various traditional computer retailers, including CompUSA and MicroCenter;
     (ii) various mail-order retailers, including CDW, MicroWarehouse, Insight, PC Connection, and Creative Computers;
     (iii) various Internet-focused computer retailers, including Egghead.com, software.net Corporation, NECX Direct, and Cyberian Outpost;
     (iv) various manufacturers that sell directly over the Internet, including Dell, Gateway, Apple and many software companies;
     (v) a number of online service providers, including America Online and the Microsoft Network that offer computer products directly or in partnership with other retailers;
     (vi) some non-computer retailers, such as Wal-Mart, that sell a limited selection of computer products in their stores;
     (vii) computer product distributors that may develop direct channels to the consumer market; and
     (viii)    various resellers in the business to business segment.

          Increased competition from these and other sources could require VW to respond to competitive pressures by establishing pricing, marketing and other programs or seeking out additional strategic alliances or acquisitions, any of which could have a material adverse effect on the business, prospects, financial condition and results of operations of the Company.

          VW believes that the principal competitive factors in its market are brand recognition, selection, price, variety of value-added services, ease of use, site content, fulfillment, reliability, quality of search tools, customer service and technical expertise. Many of VW's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than VW. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. VW is aware that certain of its competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to web site and systems development than VW. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise, any of which would have a material adverse effect on VW. Moreover, companies that control access to transactions through network access or web browsers currently promote, and will likely continue to promote, competitors of VW. There can be no assurance that the Company will be able to respond effectively to increasing competitive pressures or to compete successfully with current and future competitors.

GTI COMPETITION

          GTI operates in a market characterized by intense competition. Competition within the industry is based on product availability, price, credit availability, delivery and various services and support provided by the distributor to the reseller. Major competitors include Tech Data, Ingram, Merisel, Inc. and a variety of other distributors of computer related products. Many of GTI's competitors are larger and have greater resources than GTI. GTI also faces competition directly from manufacturers. GTI nevertheless believes that in the majority of cases, manufacturers choose to sell products through distributors because of the relatively small volume and high selling costs associated with numerous small orders. Management also believes that GTI's prompt delivery of products and efficient handling, of returns provide an important competitive advantage over manufacturers' efforts to market their products directly.

SALES AND MARKETING

         VW markets its products and services exclusively through its virtual-world.com website and through offering teleservice support. GTI markets its products and services primarily through a sales force that includes field account executives and in-house sales representatives. GTI also advertises in major industry publications and uses direct marketing and various other promotions to increase business opportunities.

EMPLOYEES

         As of April 30, 1999, the Company, including subsidiaries, employed 65 full-time employees.

FINANCING MATTERS

          In February 1999, the Company and GTI entered into a Loan and Security Agreement with Coast Business Credit ("CBC"), a division of Southern Pacific Bank (the "Coast Agreement"). Under the Coast Agreement, the Company and GTI may borrow up to $10.0 million based upon eligible receivables and inventory at an interest rate equal to 1.5% in excess of the bank's reference rate. As part of the overall credit facility, the Company and GTI may borrow up to $250,000 for capital expenditure purchases at an interest rate equal to 2% in excess to the bank's reference rate, not subject to eligible receivables and inventory. Further, the Company and GTI may borrow up to $500,000 at an interest rate equal to 2% in excess of the bank's reference rate, payable in 24 equal monthly installments, also not based on eligible receivables and inventory. As of April 30, 1999, the Company and GTI owed $4.0 million under the Coast Agreement. In consideration of the Coast Agreement, the Company has granted CBC a three-year warrant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $6.29. The Company has agreed to register under the Act the resale of the shares underlying the warrant upon CBC's demand and upon filing of certain after registration statements under the Act.

RISK FACTORS

         In addition to the other information provided in this report, the following risk factors should be considered carefully in evaluating the Company and its business.

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; ANTICIPATED LOSSES. The Company had no business operations prior to February 1996. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. For the fiscal year ended January 31, 1999, the Company incurred a net loss of $(4.4 million) and as of January 31, 1999, had an accumulated deficit of $(7.7 million). The Company expects to continue to incur substantial losses during fiscal 2000. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, improve its Web site, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

NEED FOR ADDITIONAL CAPITAL. Based upon management's current plans, the Company, as consolidated with GTI, believes that its existing cash, borrowing capacity under the Coast Agreement and cash generated from operations will be adequate to support the Company's operations through the end of fiscal 2000. However, if the Company does not achieve its planned operating results, if the Company is unable to utilize its borrowing capacity under the Coast Agreement as planned or if management's plans change materially, the Company may be required to raise additional equity or debt financing to support continued operations and growth. In this case, there is no assurance that such funds will be available to the Company at terms acceptable to it, or at all.

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed. Sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

         The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the announcement or introduction of new sites, services and products by the Company and its competitors, (iii) price competition or higher wholesale prices in the industry, (iv) failure of the level of use of the Internet and online services and consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company to increase at the rate anticipated, (v) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, (vi) the level of traffic on the Company's Web site, (vii) technical difficulties, system downtime or Internet brownouts, (viii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (ix) technological advancement of personal computing products, (x) the level of merchandise returns experienced by the Company, (xi) governmental regulation, and (xii) general economic conditions and economic conditions specific to the Internet, online commerce and the computer industry.

SUBSTANTIAL NON-CASH EXPENSES. In fiscal 1999, the Company incurred approximately $1.3 million of non-cash compensation and consulting service charges. The Company expects to report similar non-cash charges in the amount of $12.0 million during fiscal 2000 as a result of commitments made prior to and after January 31, 1999. There may be substantial additional charges if the Company makes additional commitments. These non-cash charges will likely require the Company to report net losses for fiscal 2000 regardless of the Company's other operating results. Such losses could adversely affect the limited trading market for the Company's Common Stock or efforts to raise additional financing.

COMPETITION. The online commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive, which competition the Company expects to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost. In addition, the hardware and software retail industry is intensely competitive.

The Company currently or potentially competes with a variety of other companies. These competitors include (i) various online computer equipment and software resellers and wholesalers and distributors and vendors of other information-based products and (ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, including America Online, Inc. ("AOL") and Microsoft Corporation, through which other computer equipment resellers may offer products. Competitive pressures created by any one of these companies, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of the Company's competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company a substantial fee for inclusion.

         In addition, the Company's GTI subsidiary incurs substantial competition in the wholesale distribution of computer products and peripherals. In addition to competitive risks similar to those generally applicable to the Company described above, many of GTI's competitors are larger, better financed, have more efficient distribution systems and have a greater number of customers.

RISK OF CAPACITY CONSTRAINTS; RELIANCE ON INTERNALLY DEVELOPED SYSTEMS; SYSTEM DEVELOPMENT RISKS. A key element of the Company's strategy is to generate a high volume of traffic on, and use of, its Web site. Accordingly, the satisfactory performance, reliability and availability of the Company's Web site, transaction-processing systems and network infrastructure are critical to the Company's reputation and its ability to attract and retain customers and maintain adequate customer service levels. The Company's revenues depend on the number of visitors who shop on its Web site and the volume of orders it fulfills. Any system interruptions that result in the unavailability of the Company's Web site or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of the Company's product and service offerings. Any substantial increase in the volume of traffic on the Company's Web site or the number of orders placed by customers may require the Company to further expand and upgrade its technology, transaction-processing systems and network infrastructure. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its Web site or timely expand and upgrade its systems and infrastructure to accommodate such increases.

RISK OF SYSTEM FAILURE, SINGLE SITE AND ORDER INTERFACE. The Company's success, in particular its ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of its computer and communications hardware systems. The Company's Internet servers are hosted off site by Exodus, a major Internet service provider. Although the Company's systems and operations are protected, they are still vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events.

         The Company does not carry sufficient business interruption insurance to compensate it for losses that may occur if its Internet services are significantly disrupted. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. In the event of a major loss, the Company's disaster plan calls for full recovery of all operations within 24 hours, but such recovery cannot be assured. Further, in spite of this protection, the occurrence of any of the foregoing risks could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

DEPENDENCE ON CONTINUED GROWTH OF ONLINE COMMERCE. The Company's future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by consumers. Rapid growth in the use of and interest in the Web, the Internet and other online services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products. The Company relies on consumers who have historically used traditional means of commerce to purchase merchandise. For the Company to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information.

         In addition, the Internet and other online services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and other online services continue to experience significant growth in the number of users, their frequency of use or an increase in their bandwidth requirements, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation.

         Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and the Company's web site in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, the Company's business, prospects, financial condition and results of operations would be materially adversely affected.

RAPID TECHNOLOGICAL CHANGE. To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of its online store. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing Web site and proprietary technology and systems obsolete. The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of Web site and other proprietary technology entails significant technical and business risks. There can be no assurance that the Company will successfully use new technologies effectively or adapt its Web site, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, its business, prospects, financial condition and results of operations would be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the management services of Kenneth Israel, Chairman, Greg Appelhof, President and Chief Executive Officer and John Harvatine, Chief Financial Officer. The loss of the services of any of such persons could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In the event that any of Messrs. Israel, Appelhof or Harvatine are unable to continue working for the Company or terminate their employment, there is no assurance that the Company would be able to employ qualified persons to replace such individuals. In June 1998, Mr. Israel was diagnosed with large cell B lymphoma. He received chemotherapy treatments between June 1998 and January 1999. Although to date, Mr. Israel's cancer has not materially affected his ability to perform his duties for the Company, there can be no assurance that Mr. Israel's illness will not affect the Company in the future. As of April
30, 1999, Mr. Israel's cancer is currently in remission although there can be no assurance it will not reoccur at some future date. The Company does not presently maintain key person insurance on the life of any of Messrs. Israel, Appelhof or Harvatine.

ONLINE COMMERCE SECURITY RISKS. A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

RELIANCE ON CERTAIN SUPPLIERS. VW purchases a substantial majority of its products from two major vendors, Ingram and Tech Data as well as its subsidiary, GTI. VW carries no inventory other than that maintained by GTI, and relies to a large extent on rapid fulfillment from these and other vendors. VW has no long-term contracts or arrangements with any of its vendors, other than GTI, that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. GTI relied on 3 vendors for 77% of its purchases in fiscal 1999. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, its business, prospects, financial condition and results of operations would be materially adversely affected.

INTEGRATION OF GTI; FUTURE POTENTIAL ACQUISITIONS. Successfully integrating the operations of GTI with those of the Company may divert a significant portion of management's time and the Company's resources from its Internet business and there is no assurance that the Company can successfully complete its integration plans. The inability of the Company to successfully integrate the GTI operations would have a material adverse affect on the Company's operations, financial condition and business. In addition, the Company regularly considers additional acquisitions (although it has no agreements as of the date hereof to acquire any additional businesses), which activities would require management attention and the diversion of resources which otherwise would be available for conduct of existing operations.

COMPANY HIGHLY LEVERAGED. In connection with the acquisition of GTI's assets, the Company and GTI entered into a Loan and Security Agreement with CBC, under which the Company may borrow up to $10.0 million, subject to borrowing base limitations. As of April 30, 1999, the Company owed $4.0 million to CBC. CBC has a security interest in the Company's assets and could foreclose on such assets if the Company were unable to service its debt.

RISKS ASSOCIATED WITH ENTRY INTO NEW BUSINESS AREAS. The Company may choose to expand its operations by developing new Web sites, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered or expanding its market presence through relationships with third parties. In addition, the Company may pursue the acquisition of new or complementary businesses, products or technologies, although it has no present understandings, commitments or agreements with respect to any material acquisitions or investments. There can be no assurance that the Company would be able to expand its efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance. Furthermore, any new business or Web site launched by the Company that is not favorably received by consumers could damage the Company's reputation or its current web site brand. Expansion of the Company's operations in this manner would also require significant additional expenses and development, operations and editorial resources and would strain the Company's management, financial and operational resources. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

YEAR 2000 COMPLIANCE. In connection with the approach of the Year 2000, industry experts have predicted a variety of adverse consequences, including catastrophic system failures, that may result from organizations' computer systems having been programmed to record and process year dates by two, rather than four, digits. Although the Company believes that its computer and communications systems will be compliant by the year 2000, there can be no such assurance. Further, the Company cannot predict whether its suppliers, customers and other organizations with whom the Company conducts business will in a timely fashion bring their computer systems or product offerings into Year 2000 compliance. If the Company's suppliers or customers fail to complete any required Year 2000 remediation of their computer systems or product offerings, the Company could suffer delays in product delivery or in processing of payments owed to the Company. In addition, if any products sold by the Company to its customers were to fail, the Company could be liable to its customers for damages and costs to the extent that the Company's suppliers do not cover such liability. Any such Year 2000 failures could have a material adverse effect on the Company's business, operating results or financial condition.

GTI's internal information systems, including sales and purchase order processing, inventory management, accounts payable and receivable and general ledger, are not Year 2000 compliant. The Company has tested the potential of using VW's software platform for GTI's business operations and does not believe that an appropriate conversion can be timely effected. Accordingly, the Company now plans, at an estimated cost of up to $250,000, to implement a newer version of GTI's existing software. Although the software manufacturer has represented the Year 2000 compliance of its newer version, GTI has not tested the software and cannot assure its Year 2000 compliance or timely installation.

TRADEMARKS AND PROPRIETARY RIGHTS. The Company does not have federal or state trademark registration of its corporate or web site name or its "V" logo. There are many companies throughout the United States that use the words "virtual technology" in their name. In addition, the Company recently received correspondence challenging the Company's right to use its "V" logo. In light of these potential conflicts, the Company is considering a change in its corporate name and logo. Any change will cause the Company to incur substantial expense and goodwill in promoting a new name and logo and in abandoning the use of its old name and logo. Even if the Company selects a new name and logo, there can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company.

SALES OF UNREGISTERED SECURITIES; SHARES AVAILABLE FOR PUBLIC RESALE During fiscal 1999, the Company issued 16,856,026 shares of the Common Stock for an aggregate consideration of $12.6 million. During the fiscal 1998, the Company issued 1,697,839 shares of its Common Stock for an aggregate consideration of $343,000. During fiscal 1997, the Company issued 3,579,090 shares of its Common Stock for an aggregate consideration of $520,000. The sales of these securities were not registered under the Act or applicable state laws and such sales were made by the Company in reliance upon certain exemptions from such registration requirements. Accordingly, if it were determined that such sales were not exempt, the Company may be required to offer to rescind such sales and repurchase such securities for the price originally paid for such securities, together with interest from the date of such sales, and possibly, certain attorneys' fees. If the Company is required to make any such repurchases, it could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     As of April 30, 1999, the Company had 27,860,304 shares of Common Stock outstanding. Of such shares, 15,262,560 are available for public resale under Rule 144 under the Act. In addition, 11,083,403 and 1,514,341 of such shares will become eligible for public resale under Rule 144 under the Act in fiscal 2000 and 2001, respectively. Further, the Company is contractually obliged to file a registration statement under the Act to register the public resale of 145,000 of the shares not currently available for public resale and 2,525,000 of the shares that may be issued upon exercise of outstanding options and warrants. The Company intends to file such registration statement as soon as practicable. The availability for public resale, or the actual public resale, of such shares may depress the limited trading market existing for such shares.

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES. The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services and increase the Company's cost of doing business, or otherwise have an adverse effect on the Company's business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

SALES AND OTHER TAXES. The Company does not currently collect sales or other similar taxes in respect of shipments of goods into states other than Minnesota, California, Florida, Arizona, Missouri, Massachusetts, Michigan and Texas. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as the Company which engage in online commerce. In addition, any new operation in other states could subject shipments into such states to state sales taxes under current or future laws. A successful assertion by one or more states or any foreign country that the Company should collect sales or other taxes on the sale of merchandise could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

LIMITED PUBLIC MARKET. There is presently a limited public market for the Company's Common Stock, and there can be no assurance that a more significant trading market will develop or that investors will be able to resell their shares at the price quoted on the OTC Bulletin Board, or at all. In addition, if the Company's Common Stock trades at a price under $5.00 per share, brokers and dealers trading in the Company's Common Stock are subject to "penny stock" disclosure rules under the Securities and Exchange Act of 1934, as amended. The rules relating to the sale of penny stocks require brokers and dealers to provide investors with information relating to the risks and dangers associated with investing in penny stocks. The disclosure of such information could have a material adverse effect on the price of the Company's Common Stock traded on the OTC Bulletin Board. It is the Company's intention to file for listing with the Nasdaq Small-Cap or National Market system as soon as possible. However, there is no assurance that listing on Nasdaq will be granted.

POTENTIAL ADVERSE EFFECTS OF UNDESIGNATED PREFERRED STOCK. The authorized and unissued capital stock of the Company includes undesignated preferred shares. The Board, without any action by the Company's shareholders, is authorized to designate and issue the undesignated preferred shares in such classes or series as it deems appropriate, and to establish the rights, preferences and privileges of such shares, including dividend, liquidation and voting rights. No shares of preferred stock or other senior equity securities are currently designated, and there is no current plan to designate or issue any such securities. However, the ability of the Board to designate and issue any such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal regarding the Company, and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of Common Stock.

ABSENCE OF DIVIDENDS. The Company does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. Investors who anticipate a need for immediate income from their investment should not purchase shares of the Company's Common Stock.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Form 10-K contains forward-looking statements regarding, among other things, the Company's growth strategy and anticipated trends in the Company's business. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risk and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described under "Risk Factors" and elsewhere herein, including, among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-K will in fact transpire or prove to be accurate.

ITEM 2.  PROPERTIES.

FACILITIES

         The Company leases approximately 1,500 square feet of office space at 3100 West Lake Street, Suite 400, Minneapolis, Minnesota pursuant to a 5-year lease with payments of approximately $2,500 per month expiring in July 2001. In addition, the Company leases approximately 3,900 square feet of office space at 1422 West Lake Street, Minneapolis, Minnesota pursuant to a month-to-month lease with payments of approximately $6,200 per month.

         GTI's executive offices and principal warehouse space is located at 7615 Golden Triangle Drive, Suite G, Eden Prairie, Minnesota. Additional GTI's facilities are located at 4685 S Ashe Ave., Tempe, Arizona, and 233 Needham Street, Newton, Massachusetts.

         GTI leases approximately 11,000 square feet of space in Minnesota with payments of approximately $8,600 per month. GTI's facility in Arizona is also approximately 11,000 square feet with payments of approximately $8,600 per month. The facility in Massachusetts is approximately 3,000 square feet with payments of approximately $3,300 per month. All of these GTI leases have expiration dates of within 10 months from April 30, 1999. GTI also utilizes certain warehouse space of a vendor without charge in San Francisco, California.

         The Company is currently investigating its options with respect to integrating its facilities in Minneapolis.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. The Company presently is not subject to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended January 31, 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is currently traded on the OTC Bulletin Board under the symbol VTCO.

         The following table sets forth, for the period indicated, the range of high and low bid prices of the Company's Common Stock as provided by quotecentral.com. The prices represent quotations between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

                                  FISCAL YEAR ENDED JANUARY 31, 1999
                                  ----------------------------------

                                             High   Low
                                             ----   ----
FIRST QUARTER (END APRIL)                   1-9/32    1/2
SECOND QUARTER (END JULY)                   2-7/32   13/32
THIRD QUARTER (END OCTOBER)                 1-31/32  13/16
FOURTH QUARTER (END JANUARY)                  10     13/16

         For the fiscal year ended January 31, 1998, the Company is unable to obtain reliable information on the range of high and low bid prices of the Company's Common Stock due to the limited market for the Company's Common Stock prior to February 1, 1999.

         The Company has never paid a cash dividend on its capital stock and does not expect to pay a cash dividend in the foreseeable future.

         As of April 30, 1999, the Company had 476 shareholders of record.




RECENT SALES OF UNREGISTERED SECURITIES

     A. Sales for cash consideration to accredited investors only pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the "Act"):

         In fiscal 1997, the Company issued 3,085,590 shares of its Common Stock for $405,377 to 12 investors and $135,000 of convertible debentures to two investors.

         In fiscal 1998, the Company issued 1,553,800 shares of its Common Stock for $243,250 to ten investors and $237,000 of convertible debentures to five investors.

         In fiscal 1999, the Company issued 13,299,832 shares of its Common Stock for $8,554,549 to 39 investors.

         Between February 1 and May 3, 1999, the Company issued 1,514,341 shares of its Common Stock for $3,104,500 to seven investors.

     B. In October 1996, the Company issued 427,500 shares pursuant to Regulation S to four individuals in connection with the acquisition of ARL.

     C. In January 1999, the Company issued 373,571 shares to two accredited investors in connection with the acquisition of GTI's assets and certain related consulting services. The issuance of such shares was exempt pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Act.

     D. In fiscal 1999, the holders of the convertible debentures as described in (A) above converted such debentures into 1,173,091 shares of Common Stock in reliance upon the exemption contained in Section 3(a)(9) of the Act.

     E. Sales made solely in exchange for services rendered pursuant to Rule 504 of Regulation D and/or Section 4(2) of the Act:

         In fiscal 1997, the Company issued 66,000 shares of its Common Stock to five individuals (three of whom were accredited investors) in exchange for $132,000 of services rendered to the Company.

         In fiscal 1998, the Company issued 144,039 shares of its Common Stock to seven individuals and entities (two of whom were accredited investors) in exchange for $99,746 of services rendered to the Company.

         In fiscal 1999, the Company issued 2,069,532 shares of its Common Stock to thirty individuals and entities (eleven of whom were accredited investors) in exchange for $961,625 of services rendered to the Company.

C.  Issuance of options and warrants involving no sale of securities:

         In fiscal 1997, the Company granted to ten individuals or entities an aggregate of 1,341,000 options and warrants to purchase shares of the Company's Common Stock, exercisable at prices ranging between $.25 and $7.50 per share.

         In fiscal 1998, the Company granted to thirteen individuals or entities an aggregate of 590,100 options and warrants to purchase shares of the Company's Common Stock, exercisable at prices ranging between $1.00 and $5.00 per share.

         In fiscal 1999, the Company granted to fifteen individuals or entities an aggregate of 6,018,885 options and warrants to purchase shares of the Company's Common Stock, exercisable at prices ranging between $.25 and $3.75 per share.

         Between February 1 and May 3, 1999, the Company granted to five entities an aggregate of 1,475,000 warrants to purchase shares of the Company's Common Stock, exercisable at prices ranging between $1.00 and $6.29 per share.

          During fiscal 1999, the Company paid the following firms cash commissions in connection with certain fiscal 1999 sales of Common Stock as described above: Waterford Financial, Inc.: $50,000; Trautman Kramer & Co.,
Inc.: $98,564; and Janda & Garrington, LLC: $165,000. In addition, Waterford Financial was granted a five-year warrant to purchase 50,000 shares at $1.50 per share, and Trautman Kramer was granted a three-year warrant to purchase 125,000 shares at $3.00 per share, as additional consideration for effecting the sale transactions. The issuance of such warrants is described as part of the above transactions.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain selected financial data of VTC as of and for each of the three years in the period ended January 31, 1999. The selected historical financial data as of January 31, 1999 and 1998 and for each of the two years in the period ended January 31, 1999 have been derived from the historical consolidated financial statements of VTC, audited by Lurie, Besikof, Lapidus & Co., LLP, independent accountants, and included elsewhere in this Form 10-K. The selected historical financial data as of and for the period ended January 31, 1997 have been derived from the historical financial statements of VTC, audited by Copeland Buhl & Company P.L.L.P. The information contained in the following table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and related notes included elsewhere in this Form 10-K. The table contains no selected financial data for the periods ended January 31, 1996 and 1995, as the Company did not conduct any operations in those periods.

                                        FY99           FY98          FY97
Net Sales.......................  $  4,945,907    $   174,669   $        0
Net Loss .......................    (4,357,088)    (2,539,161)    (829,421)
Net Loss Per Common Share.......         (0.26)         (0.36)       (0.13)
Total Assets....................    25,742,578         59,409    1,023,828
Long Term Liabilities...........       420,810        715,342      138,102

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE CURRENT EXPECTATIONS OF THE COMPANY, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THIS INFORMATION. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE.

VW OVERVIEW

         VW is an Internet retailer of high performance computer hardware, software and peripheral products to sophisticated computer and Internet users. Through its E-Commerce web site at www.virtual-world.com, VW offers more than 42,000 units of selective high-performance, brand name computer equipment. VW offers an online specialized store that is intended to provide one-stop shopping for its targeted domestic and international customers, 24 hours a day, seven days a week. VW's online store features a fun, easy to navigate interface, competitive pricing, extensive product information and powerful search capabilities.

         VW began online marketing of a proprietary email and newsgroup software in January 1997. In October 1997, VW launched its E-Commerce site offering a range of selective high-performance brand names for computer equipment and software programs. To facilitate its expansion, VW formed alliances with GTI, Ingram and Tech Data to provide the Company with a "virtual inventory" of hardware and software products. These three entities provide order fulfillment, shipping, and post sale customer support.

         VW derives its revenue primarily from sales of third-party computer hardware, software and accessories. Revenues from the sale of computer products, net of estimated returns, are recognized upon shipment of the physical product to the end-user. The amount payable to the supplier is reported as cost of sales. VW bears full credit risk with respect to substantially all sales. VW, through GTI, maintains a supply of certain computer products to meet the delivery requirements of its customers.

         In January 1999, the Company acquired substantially all of GTI's assets. The Company plans to leverage GTI's buying power to improve gross margins in the sale of computer products on VW's website, but there is no assurance that such operating efficiencies can or will be achieved.

         The Company has a limited operating history upon which investors may evaluate its business and prospects. At February 7, 1996, VW was essentially a shell corporation without any products or revenues. Since such date, the Company has incurred significant losses, and as of January 31, 1999 had an accumulated deficit of approximately $(7.7 million). The Company intends to continue to expend significant financial and management resources on the development of additional services, sales and marketing, improved technology, acquisitions and expanded operations. As a result, the Company expects to incur substantial additional losses and continued negative cash flow from operations for the foreseeable future, and management anticipates that such losses will increase substantially from current levels. There can be no assurance that the Company's sales will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among other things, maintain existing and develop new relationships with hardware, software and accessories manufacturers, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current and future expense levels are based largely on its planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would immediately and adversely affect the Company's business, financial condition and results of operations. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company is unable to accurately forecast its sales and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

         During fiscal 1998 and 1997, the Company had insignificant net sales and cost of goods sold. Accordingly, management believes that comparisons of the Company's net sales, cost of goods sold and expenses, as expressed as a percentage of net sales, over such fiscal years are not meaningful.

         NET SALES. The Company derives its revenue primarily from sales of third-party computer hardware, software and accessories. The Company recognizes revenue from the sale of computer products upon shipment of the physical product to the end-user. Net sales are comprised of the gross selling price of products sold by the Company, net of estimated returns. The Company bears credit risk with respect to substantially all sales. The Company's net sales increased to $4.9 million for fiscal 1999, from $175,000 for fiscal 1998 and $0 for fiscal 1997. The sales increases in fiscal 1999 were primarily a result of a shift in Company strategy to e-commerce from software development and sales. The sales increases in fiscal 1998 were primarily a result of limited marketing activities.

         COST OF GOODS SOLD. Cost of goods sold consists primarily of the amounts payable to computer manufacturers for products sold to the end-user and related shipping and distribution costs. Cost of goods sold during fiscal 1999 was $4.8 million, or 96.4% of net sales. During fiscal 1998 and 1997, the Company had no product sales and thus did not record any cost of goods sold.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel, advertising and promotional expenses. Sales and marketing expenses increased to $1.8 million in fiscal 1999 from $551,000 and $155,000 for fiscal 1998 and 1997, respectively. The primary component of the increase in fiscal 1999 from 1998 was an increase in advertising and promotion expenditures of $1.3 million. As a percentage of net sales, sales and marketing expenses were 36.2% in fiscal 1999. The primary component of the increase in fiscal 1998 from 1997 was an increase in advertising and promotion expenditures of $218,000. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and to develop marketing programs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of executive, accounting and administrative personnel expenses, legal, consulting and accounting expenses, and bad debt expense. General and administrative expenses increased to $2.7 million for fiscal 1999 from $1.1 million and $390,000 for fiscal 1998 and 1997, respectively. The fiscal 1999 increase over the prior year was primarily due to an increase in professional and consulting fees of $1.0 million. The fiscal 1998 increase over the prior year was primarily attributable to operating expenses of ARL. As a percentage of net sales, general and administrative expenses were 55.2% in fiscal 1999. In fiscal 1999, the Company incurred approximately $1.3 million of non-cash compensation and consulting service charges. The Company expects to report similar non-cash charges in the amount of $12.0 million during fiscal 2000 as a result of commitments made prior to and after January 31, 1999. There may be substantial additional charges if the Company makes additional commitments.

         INCOME TAXES. The Company has incurred a net loss for each period since inception. As of January 31, 1999 the Company had approximately $5.6 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2012. Due to the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Certain changes in ownership resulting from the sales of Common Stock could limit the future annual realization of the tax net operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code. The Company paid no income taxes in fiscal 1999, 1998 and 1997.

         WRITE OFF OF VIRTUAL TECHNOLOGY (UK) LIMITED. In fiscal 1998, the Company recorded $925,000 of non-recurring expense related to the write-off of the Virtual Technology (UK) Limited (formerly known as ARL) operations.

GTI OVERVIEW

         GTI is a leading distributor of computer peripheral equipment to wholesale and retail outlets throughout the United States and Canada. The Company specializes in high performance computer equipment, computer integrated systems design and the assembly and sale of complete computer systems. The Company purchases products directly from more than 45 manufacturers of computer related products, and maintains a stocking inventory of approximately 1,600 products.

         GTI derives its revenue primarily from sales of third-party computer hardware and accessories. Revenues from the sale of computer products, net of estimated returns, are recognized upon shipment of the physical product to the end-user. The amount payable to the supplier is reported as cost of sales. The Company bears full credit risk with respect to substantially all sales.

         For the three years prior to the Company's acquisition of GTI's assets in January 1999, GTI was an S corporation for federal and state income tax purposes. Accordingly, GTI did not pay federal or state income taxes during such fiscal years. As a subsidiary of the Company, management anticipates that GTI's future income or losses will be consolidated with the Company's future income or losses for federal and state income tax purposes.

   RESULTS OF OPERATIONS

         The following table sets forth statement of operations data for the periods indicated as a percentage of revenues:

                                                                        YEAR ENDED DECEMBER 31,
                                                     1998                       1997                      1996
                                                     ---------------------------------------------------------
Sales.............................................   100.0%                    100.0%                    100.0%
Cost of sales.....................................    90.5                      89.8                      91.2

         Gross profit.............................     9.5                      10.2                       8.8

Operating expenses................................     8.2                       9.0                       7.7

Income from operations............................     1.3                       1.2                       1.1

Net income........................................     1.3                       1.3                       1.2

                                       31

         SALES. GTI derives its revenue primarily from sales of computer hardware and accessories. GTI recognizes revenue from the sale of computer hardware upon shipment of the physical product to the reseller. Sales are comprised of the gross selling price of products sold, net of returns, plus any outbound shipping and handling charges. GTI bears credit risk with respect to substantially all sales. GTI's sales decreased to $65.2 million for 1998 from $83.8 million for 1997. The sales decrease in 1998 was primarily a result of decreases in per unit sales prices. GTI's sales decreased to $83.8 million for 1997 from $87.8 million for 1996. This decline resulted primarily from a change in customer mix.

         COST OF SALES. Cost of sales consists primarily of the amount payable to the computer manufacturers for products sold to the reseller. As a percentage of sales, cost of sales increased to 90.5% in 1998 from 89.8% in 1997, primarily as a result of increased price competition in the industry that forced GTI to reduce its sales prices to its customers. Cost of sales as a percentage of sales declined in 1997 from 91.2% in 1996 primarily as a result of favorable prices without a commensurate reduction in selling prices.

         OPERATING EXPENSES. Operating expenses consist primarily of compensation and employee benefits, rent and legal and professional fees. Operating expenses declined to $5.4 million, or 8.2% of sales, in 1998 from $7.5 million, or 9.0% of sales, in 1997, primarily as a result of a reduction in owner's compensation. Operating expenses were $6.7 million or 7.7% of sales, in 1996. The increase in operating expenses for 1997 over 1996 in absolute dollars and as a percentage of sales is primarily attributable to an increase in owner's compensation.

 LIQUIDITY AND CAPITAL RESOURCES.

         The Company historically has financed its operations primarily through the private placement of equity and debt securities, which have yielded net proceeds of $4.9 million, $480,000 and $355,000 for fiscal 1999, 1998 and 1997, respectively. GTI historically has financed its operating activities primarily through cash provided from operations.

         Net cash used by operating activities for the Company in fiscal 1999, 1998 and 1997 was $3.6 million, $787,000 and $255,000, respectively. Net cash used by operating activities for the Company in fiscal 1999 was primarily the result of net operating losses and increases in accounts receivables, offset in part by increases in accrued expenses and non-cash expenses. For fiscal 1998 and 1997, net cash used by operating activities for the Company was primarily a result of net losses, offset by non-cash expenses and increases in accounts payable and accrued expenses. Net cash provided by operations for GTI during 1998, 1997 and 1996 was used primarily for shareholder distributions.

         In fiscal 1999, the Company used approximately $950,000 of its net cash to acquire GTI'S assets.

         In 1996 and 1997, GTI advanced $571,000 and $14,000, respectively, on loans collected in 1998 primarily from a related party.

         On January 28, 1999, the Company acquired substantially all of the assets of GTI and assumed certain of GTI's liabilities. The purchase price was $10.1 million, $1.0 million of which the Company paid at closing primarily out of funds generated from the sale during fiscal 1999 of its equity securities. Under the terms of the acquisition agreement, the Company paid an additional $4.0 million of the purchase price in February 1999 by repayment of a promissory note. The Company acquired the funds to retire such note from borrowings under the Coast Agreement. See "Business -- Financing Matters." In May 1999, the Company paid an additional $2.7 million of the remaining $3.3 million promissory note under the acquisition agreement. The payment shortage is due to certain post-closing adjustments still under negotiation between the Company and Herold Marketing Associates, Inc. The Company believes these post-closing adjustments will be finalized shortly. The Company made the payment on such note out of cash from the private placement of the Company's securities and from additional advances under the Coast Agreement.

         Although the Company, as consolidated with GTI, has no material commitments for capital expenditures, the Company anticipates that it will expend approximately $500,000 during fiscal 2000 on additional computer hardware resources, including commerce servers and expansion of the Company's principal executive offices. The Company's capital expenditures could be materially different if the Company's operating plans are altered.

         As of April 30, 1999, the Company, as consolidated with GTI, had cash of approximately $2.0 million. At such date, the Company owed $4.0 million under the Coast Agreement and estimates that it had additional borrowing capacity thereunder of approximately $3.3 million. Based upon management's current plans, the Company, as consolidated with GTI, believes that its existing cash, borrowing capacity under the Coast Agreement and cash generated from operations will be adequate to support the Company's operations through the end of fiscal 2000. However, if the Company does not achieve its planned operating results, if the Company is unable to utilize its borrowing capacity under the Coast Agreement as planned or if management's plans change materially, the Company may be required to raise additional equity or debt financing to support continued operations and growth. In this case, there is no assurance that such funds will be available to the Company at terms acceptable to it, or at all.

YEAR 2000 COMPLIANCE.

         Like many other companies, the Company and GTI face risks associated with Year 2000 computer issues. If the Company's internal management information systems and external electronic commerce information systems do not correctly recognize and process date information beyond the year 1999, it could have a significant adverse impact on the Company's ability to process client and end-user transactions, which could create significant potential liability for the Company. To address potential Year 2000 issues with its internal and external systems, the Company has evaluated such systems. Remediation is proceeding, and the Company currently plans to have changes to these systems completed and tested by September 30, 1999. These activities are intended to encompass all major categories of systems used by the Company, including electronic commerce, sales processing, sales and financial systems. The initial assessment indicated that certain internal systems should be upgraded or replaced as part of a solution to the Year 2000 problem. Specifically, GTI's internal information systems, including sales and purchase order processing, inventory management, accounts payable and receivable and general ledger, are not Year 2000 Compliant. The Company has tested the potential of using VW's software platform for GTI's business operations and does not believe that an appropriate conversion can be timely effected. Accordingly, the Company now plans, to implement a newer version of GTI's existing software. Although the software manufacturer has represented the Year 2000 compliance of its newer version, GTI has not tested the software and cannot assure its Year 2000 compliance or timely installation. These estimates do not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. These estimates are based on management's current assessment of its year 2000 projects and is subject to change as the projects progress.

         The Company is also working with key suppliers of products and services to determine that their operations and products are Year 2000 compliant or to monitor their progress toward Year 2000 compliance, as appropriate. The failure of a major supplier to become Year 2000 compliant on a timely basis, or any system conversion by a supplier that is incompatible with the Company's systems, could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the Company's business, financial condition and operating results may be materially adversely affected to the extent that its end-users are unable to use their credit cards due to the Year 2000 issues that are not rectified by their credit card vendors.

         In addition, the Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. Management expects that assessment, remediation and contingency planning activities will be on-going throughout calendar year 1999 with the goal of appropriately resolving all material internal and external systems and third party issues. In the event of a Year 2000 failure of GTI's internal systems, management believes that GTI could temporarily continue operations by manually processing transactions, although on a less efficient and more costly basis.

         As used by the Company, "Year 2000 Compliant" means software that can individually, and in combination and in conjunction with all other systems, products or processes with which they are required or designed to interface, continue to be used normally and to operate successfully (both in functionality and performance in all material respects) over the transition into the twenty-first century when used in accordance with the documentation relating to such software, including being able to, before, on and after January 1, 2000 substantially conform to the following: (i) use logic pertaining to dates which allow users to identify and/or use the century portion of any date fields without special processing; (ii) respond to all date elements and date input so as to resolve any ambiguity as to century in a disclosed, defined and pre-determined manner; and (iii) provide date information in ways which are unambiguous as to century. This may be achieved by permitting or requiring the century to be specified or where the data element is represented without a century, the correct century is unambiguous for all manipulations involving that element.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments. The operations of the Company are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Index to Financial Statements

Independent Auditor's Report............................................ F-1

Report of Independent Public Accountants................................ F-2

Consolidated Balance Sheets at January 31, 1999 and 1998................ F-3

Consolidated Statements of Operations for the years ended January 31,
1999 and 1998 and for the period February 7, 1996 to
January 31, 1997........................................................ F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
for the years ended January 31, 1999 and 1998 and the period
February 7, 1996 to January 31, 1997.................................... F-5

Consolidated Statements of Cash Flows for the years ended January 31,
1999 and 1998 and the period February 7, 1996 to January 31, 1997....... F-11

Notes to Consolidated Financial Statements for the years ended
January 31, 1999 and 1998 and the period February 7, 1996 to
January 31, 1997........................................................ F-12

Accountants' Report..................................................... F-24

Balance Sheets as of December 31, 1998 and 1997......................... F-26

Statement of Income for the years ended December 31, 1998 and 1997...... F-28

Statement of Retained Earnings for the year ended December 31, 1998 and 1997................................................................ F-29

Statement of Cash Flows for the years ended December 31, 1998 and 1997.. F-30 Notes to Financial Statements for the years ended December 31, 1998 and 1997................................................................ F-32

Independent Auditor's Report............................................ F-37

Balance Sheet as of December 31, 1996................................... F-39

Statement of Income for the year ended December 31, 1996................ F-41

Statement of Retained Earnings for the year ended December 31, 1996..... F-42

Statement of Cash Flows for the year ended December 31, 1996............ F-43

Notes to Financial Statements for the year ended December 31, 1996...... F-45

Independent Auditor's Report............................................ F-50

Financial Statement Schedule............................................ F-51

  INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
Virtual Technology Corporation and Subsidiaries
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheets of VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES as of January 31, 1998 and 1999, and the related consolidated statements of operations, change in stockholders' equity (deficit), and cash flows for each of the two years in the period ended January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES as of January 31, 1998 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 1999, in conformity with generally accepted accounting principles.




                                          /s/ LURIE, BESIKOF, LAPIDUS & CO., LLP

Minneapolis, Minnesota
April 23, 1999

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors and Stockholders
VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
Minneapolis, Minnesota

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Virtual Technology Corporation and Subsidiaries (A Development Stage Enterprise) for the period from inception (February 7, 1996) to January 31, 1997. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Virtual Technology Corporation and Subsidiaries for the period from inception (February 7, 1996) to January 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Companies will continue as a going concern. As discussed in Note A to the financial statements, the Companies require additional financing to support operations and have accumulated a deficit during the development stage. These matters raise substantial doubt about the Companies' ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Copeland Buhl & Company P.L.L.P.
COPELAND BUHL & COMPANY P.L.L.P.
Minneapolis, Minnesota


April 11, 1997

                                      - 3 -
                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          January 31,
                                                                 ----------------------------
                                          ASSETS                     1998            1999
                                                                 ------------    ------------
CURRENT ASSETS
    Cash                                                         $      3,649    $    125,993
    Receivables:
       Accounts (net of allowance for doubtful accounts of
        $-0- and $263,000)                                                672       4,364,905
       Credit cards                                                         -         132,387
       Stock subscription, subsequently collected                           -       2,676,436
    Inventories                                                         8,287       5,236,292
    Other current assets                                                3,906       2,761,670
                                                                 ------------    ------------
       TOTAL CURRENT ASSETS                                            16,514      15,297,683
                                                                 ------------    ------------
FURNITURE AND EQUIPMENT, net of accumulated depreciation
    of $32,303 and $38,612, respectively                               42,895         381,662
                                                                 ------------    ------------
OTHER ASSETS
    Goodwill                                                                -       8,345,295
    Covenant not to compete                                                 -         500,000
    Consulting agreement                                                    -       1,042,115
    Prepaid investor relation services                                      -         103,600
    Loan fees                                                               -          50,250
    Deposits                                                                -          21,973
                                                                 ------------    ------------
                                                                            -      10,063,233
                                                                 ------------    ------------
                                                                 $     59,409    $ 25,742,578
                                                                 ============    ============
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable - trade                                     $    256,637    $  4,950,358
    Accounts payable - customers                                            -       2,213,000
    Accrued expenses and other current liabilities                    479,797       1,884,983
    Notes payable                                                           -       7,295,673
    Current amount of capital lease obligations                         1,202          10,628
    Loans from related parties                                              -          45,000
                                                                 ------------    ------------
       TOTAL CURRENT LIABILITIES                                      737,636      16,399,642
                                                                 ------------    ------------
OTHER LIABILITIES
    Loans from related parties                                        341,543         371,543
    Convertible debentures                                            372,000               -
    Capital lease obligations, net of current amount                    1,799          49,267
                                                                 ------------    ------------
                                                                      715,342         420,810
                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock - 5,000,000 shares authorized; none issued              -               -
    Common stock - no par value; 50,000,000 shares authorized;
       shares issued and outstanding - 8,489,937 and
       25,345,963 respectively                                      1,975,013      17,572,796
    Stock subscription receivable                                           -        (925,000)
    Accumulated deficit                                            (3,368,582)     (7,725,670)
                                                                 ------------    ------------
                                                                   (1,393,569)      8,922,126
                                                                 ------------    ------------
                                                                 $     59,409    $ 25,742,578
                                                                 ============    ============

See notes to consolidated financial statements.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     February 7,
                                                       1996                Years Ended
                                                   (Inception) to          January 31,
                                                      January 31,  ----------------------------
                                                        1997            1998           1999
                                                   --------------  ------------    ------------
NET SALES                                          $          -    $    174,669    $  4,945,907

COST OF GOODS SOLD                                            -               -       4,769,313
                                                   ------------    ------------    ------------

GROSS PROFIT                                                  -         174,669         176,594
                                                   ------------    ------------    ------------

OPERATING EXPENSES
    Sales and marketing                                 154,887         550,802       1,792,238
    General and administrative                          389,878       1,148,067       2,727,937
    Write-off of Virtual Technology (UK) Limited              -         925,000               -
    Purchased research and development costs            284,576               -               -
                                                   ------------    ------------    ------------
                                                        829,341       2,623,869       4,520,175
                                                   ------------    ------------    ------------

LOSS FROM OPERATIONS                                   (829,341)     (2,449,200)     (4,343,581)
                                                   ------------    ------------    ------------

OTHER INCOME (EXPENSE)
    Interest expense                                     (1,699)        (58,254)        (79,618)
    Other                                                 1,619         (31,707)         66,111
                                                   ------------    ------------    ------------
                                                            (80)        (89,961)        (13,507)
                                                   ------------    ------------    ------------

NET LOSS                                              ($829,421)    ($2,539,161)    ($4,357,088)
                                                   ============    ============    ============

NET LOSS PER COMMON SHARE -
    BASIC AND DILUTED                                    ($0.13)         ($0.36)         ($0.26)
                                                   ============    ============    ============

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING - BASIC
    AND DILUTED                                       6,380,084       7,068,687      16,958,284






See notes to consolidated financial statements.

                                      - 5 -
                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                             Common Stock
                                                           - Subsidiaries              Common Stock - Parent
                                                     --------------------------     ---------------------------       Accumulated
                                                       Shares          Amount         Shares          Amount            Deficit
                                                     -----------     ----------     ----------      -----------      -------------
Balance - February 7, 1996, prior to
    acquisition of subsidiary                                  -     $        -      3,213,008      $ 1,112,286        ($1,112,286)
February 7, 1996:
    Initial issuance of stock for cash, fair value
    of investments, and reimbursement of
    expenses - $.01 to $.167 per share                 3,014,030        226,500              -                -                  -
May 4, 1996:
    Stock issued in private placement for cash -
    $2.46 to $2.50 per share                              27,560         68,877              -                -                  -
Acquisition of Network Storage, Inc.
    on June 17, 1996                                  (3,041,590)      (295,377)     3,041,590          295,377                  -
Reorganization of Virtual Technology
    Corporation upon acquisition of subsidiary                 -              -              -       (1,112,286)         1,112,286
August 27, 1996 to January 18, 1997:
    Stock issued in private placement:
       Stock issued for cash - $2.50 per share                 -              -         44,000          110,000                  -
       Stock issued for services - $2.00 per
        share                                                  -              -         66,000          132,000                  -
Acquisition of VTL on October 31, 1996 -
    $2.56 per share                                            -              -        427,500        1,094,640                  -
Compensation expense                                           -              -              -                -                  -
Net loss                                                       -              -              -                -           (829,421)
                                                     -----------     ----------      ---------      -----------      -------------
Balance - January 31, 1997                                     -     $        -      6,792,098      $ 1,632,017          ($829,421)
                                                     ===========     ==========      =========      ===========      =============


                                                                                Stock         Stockholders'
                                                            Unearned         Subscription       Equity
                                                          Compensation        Receivable       (Deficit)
                                                         --------------     -------------     ------------
Balance - February 7, 1996, prior to
    acquisition of subsidiary                            $            -     $           -     $          -
February 7, 1996:
    Initial issuance of stock for cash, fair value
    of investments, and reimbursement of
    expenses - $.01 to $.167 per share                         (100,000)                -          126,500
May 4, 1996:
    Stock issued in private placement for cash -
    $2.46 to $2.50 per share                                          -                 -           68,877
Acquisition of Network Storage, Inc.
    on June 17, 1996                                                  -                 -                -
Reorganization of Virtual Technology
    Corporation upon acquisition of subsidiary                        -                 -                -
August 27, 1996 to January 18, 1997:
    Stock issued in private placement:
       Stock issued for cash - $2.50 per share                        -                 -          110,000
       Stock issued for services - $2.00 per
        share                                                         -                 -          132,000
Acquisition of VTL on October 31, 1996 -
    $2.56 per share                                                   -                 -        1,094,640
Compensation expense                                             65,278                 -           65,278
Net loss                                                              -                 -         (829,421)
                                                         --------------     -------------    -------------
Balance - January 31, 1997                                     ($34,722)    $           -    $     767,874
                                                         ==============     =============    =============

(continued)

See notes to consolidated financial statements.

                                      - 6 -
                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Continued)


                                                         Common Stock
                                                       - Subsidiaries              Common Stock - Parent
                                                 --------------------------     ---------------------------       Accumulated
                                                    Shares          Amount       Shares            Amount           Deficit
                                                 -----------     ----------     ----------      -----------      -------------
Balance - January 31, 1997                              -        $     -         6,792,098      $ 1,632,017          ($829,421)

March 21, 1997 to May 5, 1997:
    Stock issued for cash - $2.50 per share             -              -            18,800           47,000               -
May 8, 1997 to June 17, 1997:
    Stock issued for services - $1.25 per share         -              -            36,539           45,674               -
September 25, 1997:
    Stock issued for cash - $.40 per share              -              -            25,000           10,000               -
    Stock issued for cash - $.25 per share              -              -           200,000           50,000               -
    Stock issued for services - $1.50 per share         -              -            15,000           22,500               -
November 12, 1997:
    Stock issued for cash - $.125 per share             -              -            50,000            6,250               -
December 3, 1997 to December 19, 1997:
    Stock issued for cash - $.10 per share              -              -           900,000           90,000               -
    Stock issued for services - $.50 per share          -              -            25,000           12,500               -
    Stock issued for services - $.375 per share         -              -            50,000           18,750               -
December 19, 1997:
    Stock issued for cash - $.50 per share              -              -            10,000            5,000               -
January 26, 1998:
    Stock issued for cash - $.10 per share              -              -           350,000           35,000               -
    Stock issued for services - $.018 per share         -              -            17,500              322               -
Compensation expense                                    -              -              -                -                  -
Net loss                                                -              -              -                -            (2,539,161)
                                                   -----------   ----------      ---------      -----------       ------------
Balance - January 31, 1998                              -        $     -         8,489,937      $ 1,975,013      ($  3,368,582)
                                                   ===========   ==========      =========      ===========       ============



                                                                                         Stock          Stockholders'
                                                                       Unearned       Subscription         Equity
                                                                     Compensation      Receivable         (Deficit)
                                                                    -------------     -------------     ------------
Balance - January 31, 1997                                              ($34,722)     $        -        $    767,874

March 21, 1997 to May 5, 1997:
    Stock issued for cash - $2.50 per share                                 -                  -              47,000
May 8, 1997 to June 17, 1997:
    Stock issued for services - $1.25 per share                             -                  -              45,674
September 25, 1997:
    Stock issued for cash - $.40 per share                                  -                  -              10,000
    Stock issued for cash - $.25 per share                                  -                  -              50,000
    Stock issued for services - $1.50 per share                             -                  -              22,500
November 12, 1997:
    Stock issued for cash - $.125 per share                                 -                  -               6,250
December 3, 1997 to December 19, 1997:
    Stock issued for cash - $.10 per share                                  -                  -              90,000
    Stock issued for services - $.50 per share                              -                  -              12,500
    Stock issued for services - $.375 per share                             -                  -              18,750
December 19, 1997:
    Stock issued for cash - $.50 per share                                  -                  -               5,000
January 26, 1998:
    Stock issued for cash - $.10 per share                                  -                  -              35,000
    Stock issued for services - $.018 per share                             -                  -                 322
Compensation expense                                                      34,722               -              34,722
Net loss                                                                    -                  -          (2,539,161)
                                                                      ----------      -------------      -----------
Balance - January 31, 1998                                            $     -         $        -         ($1,393,569)
                                                                      ==========      =============     ============

(continued)



See notes to consolidated financial statements.

                                      - 7 -
                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Continued)


                                                          Common Stock
                                                        - Subsidiaries              Common Stock - Parent
                                                 --------------------------     ---------------------------        Accumulated
                                                    Shares          Amount       Shares            Amount            Deficit
                                                 -----------     ----------     ----------      -----------        -----------

Balance - January 31, 1998                              -        $     -         8,489,937      $ 1,975,013        ($3,368,582)

Correction to shares beginning of year                  -              -           (60,000)            -                  -

February 25 to March 10, 1998:
    Stock issued for cash - $.10 per share              -              -           250,000           25,000               -
    Stock issued for services - $.10 per share          -              -           240,000           24,000               -

March 10, 1998:
    Stock issued for cash - $.25 per share              -              -            30,000            7,500               -

March 18 to March 23, 1998:
    Stock issued for cash - $.08 per share              -              -         1,250,000          100,000               -
    Stock issued for services - $.10 per share          -              -            70,000            7,000               -

March 23, 1998:
    Stock issued for services - $.25 per share          -              -           600,000          150,000               -

April 2 to April 27, 1998:
    Stock issued for cash - $.10 per share              -              -         1,690,000          169,000               -
    Stock issued for services - $.10 per share          -              -            85,000            8,500               -

April 29, 1998:
    Stock issued for services - $.10 per share          -              -            50,000            5,000               -




                                                                               Stock         Stockholders'
                                                           Unearned         Subscription       Equity
                                                          Compensation        Receivable      (Deficit)
                                                          ------------     -------------     ------------
Balance - January 31, 1998                                $      -         $        -         ($1,393,569)

Correction to shares beginning of year                           -                  -                -

February 25 to March 10, 1998:
    Stock issued for cash - $.10 per share                       -                  -              25,000
    Stock issued for services - $.10 per share                   -                  -              24,000

March 10, 1998:
    Stock issued for cash - $.25 per share                       -                  -               7,500

March 18 to March 23, 1998:
    Stock issued for cash - $.08 per share                       -                  -             100,000
    Stock issued for services - $.10 per share                   -                  -               7,000

March 23, 1998:
    Stock issued for services - $.25 per share                   -                  -             150,000

April 2 to April 27, 1998:
    Stock issued for cash - $.10 per share                       -                  -             169,000
    Stock issued for services - $.10 per share                   -                  -               8,500

April 29, 1998:
    Stock issued for services - $.10 per share                   -                  -               5,000

(continued)



See notes to consolidated financial statements.

                                      - 8 -
                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)


                                                          Common Stock
                                                        - Subsidiaries             Common Stock - Parent
                                                 --------------------------     ---------------------------      Accumulated
                                                    Shares          Amount       Shares            Amount          Deficit
                                                 -----------     ----------     ----------      -----------      -------------
May 12, 1998:
    Stock issued for conversion of
       debentures - $.25 per share                      -        $     -           694,000      $   173,500       $       -

May 14 to May 15, 1998:
    Stock issued for cash - $.10 per share              -              -           660,000           66,000               -

May 18, 1998:
    Stock issued for cash - $.25 per share              -              -           100,000           25,000               -

May 19 to May 21, 1998:
    Stock issued for cash - $.10 per share              -              -            50,000            5,000               -
    Stock issued for services - $.10 per share          -              -            50,000            5,000               -

May 23, 1998:
    Stock issued for cash - $.08 per share              -              -         1,250,000          100,000               -

June 22, 1998:
    Stock issued for cash - $.08 per share              -              -           625,000           50,000               -

July 3, 1998:
    Stock issued for cash - $.125 per share             -              -           200,000           25,000               -

July 6, 1998:
    Stock issued for cash - $.08 per share              -              -         1,250,000          100,000               -

July 14, 1998:
    Stock issued for services - $.10 per share          -              -            50,000            5,000               -

                                                                                    Stock         Stockholders'
                                                                  Unearned       Subscription        Equity
                                                                Compensation      Receivable        (Deficit)
                                                                ------------     ------------     -------------
May 12, 1998:
    Stock issued for conversion of
       debentures - $.25 per share                               $     -         $        -        $    173,500

May 14 to May 15, 1998:
    Stock issued for cash - $.10 per share                             -                  -              66,000

May 18, 1998:
    Stock issued for cash - $.25 per share                             -                  -              25,000

May 19 to May 21, 1998:
    Stock issued for cash - $.10 per share                             -                  -               5,000
    Stock issued for services - $.10 per share                         -                  -               5,000

May 23, 1998:
    Stock issued for cash - $.08 per share                             -                  -             100,000

June 22, 1998:
    Stock issued for cash - $.08 per share                             -                  -              50,000

July 3, 1998:
    Stock issued for cash - $.125 per share                            -                  -              25,000

July 6, 1998:
    Stock issued for cash - $.08 per share                             -                  -             100,000

July 14, 1998:
    Stock issued for services - $.10 per share                         -                  -               5,000

(continued)

See notes to consolidated financial statements.

                                      - 9 -
                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                          Common Stock
                                                        - Subsidiaries             Common Stock - Parent
                                                 --------------------------     ---------------------------        Accumulated
                                                    Shares          Amount        Shares           Amount           Deficit
                                                 -----------     ----------     ----------      -----------       ------------
July 9 to July 20, 1998:
    Stock issued for cash - $.125 per share             -        $     -            50,000      $     6,250       $       -
    Stock issued for cash - $.375 per share             -              -           705,500          264,562               -
    Stock issued for conversion of
       debentures - $.25 per share                      -              -           126,000           31,500               -
    Stock issued for services - $.375 per share         -              -             5,000            1,875               -

July 29 to July 31, 1998:
    Stock issued for cash - $.80 per share              -              -            56,000           44,800               -
    Stock issued for conversion of
       debentures - $.25 per share                      -              -           175,648           43,912               -

July 31 to October 31, 1998:
    Stock issued for cash - $.375 per share             -              -         1,386,666          520,000               -
    Stock issued for services - $.375 per share         -              -           580,000          217,500               -

November 11 to December 12, 1998:
    Stock issued for cash - $1.00 per share             -              -           500,000          500,000               -
    Stock issued for services - $.99 per share          -              -           225,000          222,750               -

December 22, 1998 to January 26, 1999:
    Stock issued for cash - $1.50 per share,
       less commission of $50,000                       -              -           333,333          450,000               -
    Stock issued for cash - $1.50 per share,
       less commissions of $165,000                     -              -         1,000,000        1,335,000               -
    Stock issued for services - $2.75 per share         -              -           114,532          315,000               -
    Stock issued for exercise of warrants - $0.75
       per share                                        -              -           213,333          160,000               -

                                                                                  Stock          Stockholders'
                                                                Unearned       Subscription        Equity
                                                              Compensation      Receivable        (Deficit)
                                                             -------------     -------------     ------------
July 9 to July 20, 1998:
    Stock issued for cash - $.125 per share                    $     -         $        -        $      6,250
    Stock issued for cash - $.375 per share                          -                  -             264,562
    Stock issued for conversion of
       debentures - $.25 per share                                   -                  -              31,500
    Stock issued for services - $.375 per share                      -                  -               1,875

July 29 to July 31, 1998:
    Stock issued for cash - $.80 per share                           -                  -              44,800
    Stock issued for conversion of
       debentures - $.25 per share                                   -                  -              43,912

July 31 to October 31, 1998:
    Stock issued for cash - $.375 per share                          -                  -             520,000
    Stock issued for services - $.375 per share                      -                  -             217,500

November 11 to December 12, 1998:
    Stock issued for cash - $1.00 per share                          -                  -             500,000
    Stock issued for services - $.99 per share                       -                  -             222,750

December 22, 1998 to January 26, 1999:
    Stock issued for cash - $1.50 per share,
       less commission of $50,000                                    -                  -             450,000
    Stock issued for cash - $1.50 per share,
       less commissions of $165,000                                  -                  -           1,335,000
    Stock issued for services - $2.75 per share                      -                  -             315,000
    Stock issued for exercise of warrants - $0.75
       per share                                                     -                  -             160,000

(continued)

See notes to consolidated financial statements.

                                     - 10 -
                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)



                                                          Common Stock
                                                        - Subsidiaries             Common Stock - Parent
                                                 --------------------------     ---------------------------       Accumulated
                                                    Shares          Amount       Shares            Amount           Deficit
                                                 -----------     ----------     ----------      -----------      -------------
January 15, 1999:
    Stock issued for conversion of debentures -
       $1.00 per share                                  -        $     -           177,443      $    177,443     $           -

January 25 to January 29, 1999:
    Subscription agreement to purchase stock
       for cash at $5.2857 per share less
       commissions of $98,564                           -              -           700,000         3,601,436                 -
    Stock issued in purchase of GTI - $7.187
       per share                                        -              -           228,571         1,642,740                 -
    Stock issued for consulting agreement in
       connection with purchase of GTI -
       $7.187 per share                                 -              -           145,000         1,042,115                 -
    Stock issued for exercise of warrants -
       $1.00 per share                                  -              -         1,000,000         1,000,000                 -

Value of warrants and options issued for
    services                                            -              -                 -         2,970,400                 -

Net loss                                                -              -                 -                 -        (4,357,088)

                                                 -----------     ----------     ----------      ------------     -------------
Balance - January 31, 1999                              -        $     -        25,345,963      $ 17,572,796       ($7,725,670)
                                                 ===========     ==========     ==========      ============     =============


                                                                                    Stock          Stockholders'
                                                                  Unearned       Subscription         Equity
                                                                Compensation      Receivable         (Deficit)
                                                                ------------     -------------     ------------
January 15, 1999:
    Stock issued for conversion of debentures -
       $1.00 per share                                           $     -         $        -        $    177,443

January 25 to January 29, 1999:
    Subscription agreement to purchase stock
       for cash at $5.285 per share less
       commissions of $98,064                                          -              (925,000)       2,676,436
    Stock issued in purchase of GTI - $7.187
       per share                                                       -                  -           1,642,740
    Stock issued for consulting agreement in
       connection with purchase of GTI -
       $7.187 per share                                                -                  -           1,042,115
    Stock issued for exercise of warrants -
       $1.00 per share                                                 -                  -           1,000,000

Value of warrants and options issued for
    services                                                           -                  -           2,970,400

Net loss                                                               -                  -          (4,357,088)
                                                                 -----------     -------------     ------------
Balance - January 31, 1999                                       $     -             ($925,000)    $  8,922,126
                                                                 ===========     =============     ============


See notes to consolidated financial statements.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                             February 7,
                                                                1996
                                                           (Inception) to      Year Ended January 31,
                                                              January 31, -------------------------------
                                                                1997          1998               1999
                                                            ------------- ------------       ------------
OPERATING ACTIVITIES
    Net loss                                                 ($829,421)   ($2,539,161)       ($4,357,088)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
       Stock issued for compensation and services              232,778        134,468          1,322,360
       Purchased research and development                      284,576              -                  -
       Depreciation                                              2,599         19,649             28,357
       Loss on disposal of equipment                                 -         10,054                  -
       Amortization of intangible assets                        35,000              -                  -
       Write-off of VTL                                              -        925,000                  -
       Gain on sale of investments                                (202)             -                  -
       Changes in operating assets and liabilities:
          Accounts and credit card receivables                       -         11,092         (1,139,854)
          Inventories                                                -         (8,287)            21,736
          Other current assets                                       -          2,756           (164,519)
          Deposits                                                   -              -             (9,631)
          Accounts payable                                      17,981        223,823           (102,436)
          Accrued expenses and other current liabilities         1,350        433,744            821,779
                                                             ---------    -----------        -----------
             Net cash used by operating activities            (255,339)      (786,862)        (3,579,296)
                                                             ---------    -----------        -----------

INVESTING ACTIVITIES
    Purchases of furniture and equipment                       (29,248)       (19,061)          (230,706)
    Proceeds from sale of investments                           50,202              -                  -
    Purchase of subsidiaries, net of cash acquired             (15,787)             -           (950,147)
    Advances to subsidiary                                     (77,000)             -                  -
    Other                                                            -           (122)                 -
                                                             ---------    -----------        -----------
             Net cash used by investing activities             (71,833)       (19,183)        (1,180,853)
                                                             ---------    -----------        -----------

FINANCING ACTIVITIES
    Loan fees                                                        -              -            (50,250)
    Proceeds from issuance of common stock                     219,877        243,251          4,912,551
    Payments on capital lease obligations                         (719)        (1,121)            (4,524)
    Payments on notes payable and convertible debentures             -        (37,965)           (50,284)
    Loans from related parties                                       -        341,543             75,000
    Proceeds from convertible debentures                       135,000        237,000                  -
                                                             ---------    -----------        -----------
             Net cash provided by financing activities         354,158        782,708          4,882,493
                                                             ---------    -----------        -----------

NET INCREASE (DECREASE) IN CASH                                 26,986        (23,337)           122,344

CASH
    Beginning of period                                              -         26,986              3,649
                                                             ---------    -----------        -----------
    End of period                                            $  26,986    $     3,649        $   125,993
                                                             =========    ===========        ===========



See notes to consolidated financial statements.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1.    The Company and Summary of Significant Accounting Policies -

       The Company

       Virtual Technology Corporation (VTC) is an internet retailer of high performance computer hardware, software and peripheral products to sophisticated computer and internet users. GTI Acquisition Corporation
       (GAC), a wholly-owned subsidiary, is a leading distributor of computer peripheral equipment to wholesale and retail outlets throughout the United States and Canada.

       Virtual Technology (UK) Limited (VTL), formerly known as Ashmount Research Ltd., is a wholly-owned subsidiary located in the United Kingdom. VTL was dormant during fiscal 1999 but is expected to begin new operations as a European electronic commerce business.

       During fiscal 1999, the Company commenced operations and therefore the consolidated financial statements no longer reflect those of a developmental stage company.

       In prior years, the auditor's report stated there was substantial doubt about the Company's ability to continue as a going concern since the Company had not commenced its planned principal operations, and therefore had not generated revenues to support operations, had an accumulated deficit, and required additional financing. During fiscal 1999, the Company commenced operations and raised $4,912,551 of cash through the issuance of common stock and raised additional proceeds of approximately $2,250,000 subsequent to January 31, 1999. The Company also acquired Herold Marketing Associates, Inc. (Note 2) which had profitable operations and obtained a $10,000,000 credit agreement in February 1999 (Note 17).

       The Company now believes that existing cash and cash equivalents, available borrowing capacity and cash generated from operations will be adequate to meet its operating cash needs through the end of fiscal 2000, although the Company may seek to raise additional capital during that period.

       Principles of Consolidation

       The consolidated financial statements include the accounts of Virtual Technology Corporation and its wholly-owned subsidiaries, GTI Acquisition Corporation (formed to acquire the assets of Herold Marketing Associates, Inc. on January 28, 1999 and is included in the consolidated statements of operations and cash flows for three days in fiscal 1999) and Virtual Technology (UK) Limited. VTL was a nonoperating entity during fiscal 1999. All significant intercompany accounts and transactions have been eliminated.

       VTL has an October 31 fiscal year and is included in the 1998 consolidated financial statements for the fifteen months ended January 31, 1998 and in the 1997 consolidated financial statements for the year ended October 31, 1997. The results of operations of VTL for the period November 1, 1997 to January 31, 1998, are not significant.

       (continued)

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1.    The Company and Summary of Significant Accounting Policies - (continued)

       Use of Estimates

       The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from these estimates.

       Revenue Recognition

       The Company recognizes revenue upon the shipment of the product.

       Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market.

       Furniture and Equipment

       Furniture and equipment are recorded at cost. Depreciation is provided in amounts sufficient to relate the cost to operations over their estimated service lives, generally 3 to 7 years. The straight-line method of depreciation is used for financial reporting.

       Financial Instruments

       The carrying values of cash, receivables, notes payable, accounts payable, and other financial instruments approximate their fair values principally because of their short-term nature. The carrying value of long-term debt does not differ significantly from its fair value. It is not practicable to determine the fair value of loans from related parties as the relationship influences the terms, and similar instruments are not generally available.

       Advertising Costs

       Advertising costs are expensed when incurred and totalled approximately $4,800, $222,600, and $1,530,900, for the periods ended January 31, 1997,
       1998, and 1999, respectively.

       (continued)

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.    The Company and Summary of Significant Accounting Policies - (continued)

       Intangible Assets

       Amortization of intangible assets is recognized on the straight-line method over the following estimated lives:

                               Description                            Years
                        -----------------------                       -----
                                Goodwill                               20
                        Covenant not to compete                         3
                          Consulting agreement                          3
                               Loan fees                                3

       Goodwill and the covenant not to compete result from the acquisition of Herold Marketing Associates, Inc. and will begin to be amortized February 1, 1999. There was no accumulated amortization on any intangible assets at January 31, 1999.

       Net Loss Per Common Share

       Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic as stock options, warrants, and convertible debt are antidulutive.

       Accounting for Stock-Based Compensation

       The Company accounts for employee stock options under the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provides the pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation."

       Derivative Instruments, Hedging Activities and Other Comprehensive Income

       The Company holds no derivative instruments, engages in no hedging activities and has no significant items of other comprehensive income.

       Recently Issued Accounting Standards

       Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), issued in March 1998 and effective for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires all costs related to the development of internal-use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company plans to adopt SOP 98-1 effective with the first quarter of fiscal 2000. Adoption is not expected to have a material effect on the Company's financial position or results of operations.

       Accounting Standards Executive Committee Statement of Position 98-5, "Reporting on the Costs of Start- Up Activities" (SOP 98-5), issued in April 1998 and effective for fiscal years beginning after December 15, 1998, requires an entity to expense all start-up activities as incurred. The Company is currently in compliance with the provisions of SOP 98-5 and, accordingly, the adoption of SOP 98-5 will not impact the Company's financial position or results of operations.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 2.    Acquisitions -

       On June 17, 1996, the stockholders of International Gold Marketing, Inc.
       (IGM) approved the acquisition of Network Storage, Inc. (NSI). IGM, a nonoperating entity, exchanged its common stock for all the common stock of NSI and subsequently changed its name to Virtual Technology Corporation (VTC). The merger was accounted for as a pooling-of-interests. Combined and separate operations of NSI and IGM during the periods preceding the merger are not disclosed as NSI was not incorporated until 1996 and previous operations of IGM are unrelated to current operations and immaterial. In conjunction with the acquisition, VTC adopted fresh-start reporting. Accordingly, the deficit accumulated from previous nonrelated operations was offset against the remaining equity. No gain or loss resulted from the reorganization.

       On October 31, 1996, VTC acquired all the outstanding common stock of Virtual Technology (UK) Limited (VTL) for $18,000 in cash and 427,500 shares of common stock. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The balance of the purchase price was allocated to software development costs ($600,000), trademarks, patents and copyrights ($250,000), and goodwill ($50,000). Also, certain research and development projects totaling $284,576 were determined to have no alternative future use and were charged to operations. In fiscal 1998, the Company wrote off $925,000 of intangible assets and advances due to the termination of the VTL operations.

       On January 28, 1999, VTC acquired through its wholly-owned subsidiary, GTI Acquisition Corporation, substantially all the assets and incurred certain liabilities of Herold Marketing Associates, Inc. dba Graphics Technology, Inc. (GTI) and entered into a three year covenant not to compete agreement with the chairman and founder of GTI for $1,000,000 in cash, $7,300,000 in notes (discounted to $7,188,600 due to imputed interest), $200,000 to be placed into escrow for three years (included in other current liabilities at January 31, 1999) and 228,571 shares of VTC stock valued at $1,642,740. In addition, the chairman and founder received 145,000 shares of VTC stock valued at $1,042,115 for a three year consulting agreement. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values. The purchase price was allocated as follows:

            Inventories                                $  3,693,283
            Other current assets                            181,761
            Accounts receivable                           3,360,637
            Goodwill                                      8,345,295
            Covenant not to compete                         500,000
            Accounts payable                             (5,358,497)
            Other liabilities                              (691,139)



       (continued)

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 2.    Acquisitions - (continued)

       The purchase agreement provides for a post-closing adjustment to the purchase price (dollar for dollar reduction to the extent GTI's stockholders' equity at closing is less than $2.1 million and GTI's funded debt exceeds $1.7 million). The determination of the closing stockholders' equity was audited by GTI's auditors and, under the purchase agreement, is subject to approval by the Company. The Company has not completed its review of the closing GTI audit and therefore the final purchase price is subject to change. The Company believes that a post-closing adjustment, if any, will result in a decrease to the purchase price as currently recorded in the consolidated financial statements.

       The following unaudited pro forma financial information gives effect to the GTI acquisition as if it had occurred at the beginning of each of the years ended January 31, 1998 and 1999. The pro forma results were prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would result had the acquisition occurred on the date indicated, or which may result in the future.

                                              Year Ended January 31,
                                          ------------------------------
                                              1998               1999
                                          ------------      ------------
          Net sales                       $ 89,944,000      $ 69,180,200
          Net loss                          (2,334,800)       (4,387,900)
          Net loss per common share -
            basic and diluted                    (0.29)            (0.24)
          Weighted average common shares
            outstanding -
            basic and diluted                8,108,925        17,987,122

 3.    Inventories -

       Inventories consist of the following:

                                                 January 31,
                                         -------------------------
                                            1998           1999
                                         ----------     ----------
          Inventory                      $    8,287     $3,536,292
          Inventory - returned goods              -      1,700,000
                                         ----------     ----------
                                         $    8,287     $5,236,292
                                         ==========     ==========


       Inventory at January 31, 1999, includes a reserve for obsolescence of $350,000. Returned goods represent GAC inventory returned to the Company subsequent to January 31, 1999.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 4.    Other Current Assets -

       Other current assets consist of the following:

                                                                        January 31,
                                                                ---------------------------
                                                                  1998              1999
                                                                -------       -------------
             Prepaid consulting and service agreements          $  -          $   2,546,630
             Credit card company holdbacks                         -                174,000
             Other                                                3,906              41,040
                                                                -------       -------------
                                                                $ 3,906       $   2,761,670
                                                                =======       =============



       In fiscal 1999, the Company entered into consulting and service agreements whereby the Company receives, generally over a period of one year or less as specified in the agreements, investment banking, legal, and other services. As consideration for these agreements the Company paid cash, issued common stock, issued warrants to purchase common stock, or a combination thereof. The Company valued the equity consideration based on the most recent sale price of the Company's stock for periods prior to November 1, 1998; for periods subsequent, valuations were based on the quoted market price of the Company's common stock. For periods prior to November 1, 1998 the Company believes due to the stock being thinly traded, using the quoted market price to determine the value of the equity consideration given would overstate the value of the consideration received. The agreements are being amortized over the contract service period.


 5.    Notes Payable -

       Notes payable consist of the following:

                                                                        January 31,
                                                                ---------------------------
                                                                  1998              1999
                                                                -------       -------------
             Payable to GTI, interest imputed at 9.75%:
                Due February 27, 1999                           $  -          $   3,967,936
                Due April 28, 1999                                 -              3,220,664
             8% notes payable to former stockholder of VTL in
                settlement of litigation                           -                 93,129
             Other notes                                           -                 13,944
                                                                -------       -------------
                                                                $  -          $   7,295,673
                                                                =======       =============


 6.    Loans from Related Parties -

       Related party loans bear interest at 10% and are due in fiscal years 2000 and 2001. Interest expense was approximately $0, $20,300 and $36,595 in fiscal 1997, 1998 and 1999, respectively, and is included in accrued expenses.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 7.    Convertible Debentures -

       During 1999, the Company repaid the 12% convertible debentures due to stockholders and related parties, including accrued interest, for $10,000 in cash and the issuance of 1,173,091 shares of the Company's common stock. Interest expense in fiscal 1997, 1998 and 1999 was approximately $1,400, $35,500 and $22,800, respectively.


 8.    Capital Lease Obligations -

       The Company leases office equipment under capital leases expiring August 2003. Equipment capitalized under these leases is as follows:

                                                            January 31,
                                                      ----------------------
                                                         1998         1999
                                                      --------     ---------
                Office equipment                      $  4,842     $  66,260
                Less accumulated amortization            1,614         8,724
                                                      --------     ---------
                                                      $  3,228     $  57,536
                                                      ========     =========

       Amortization of equipment under capital lease is included in depreciation expense.

       A schedule of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments is as follows:

                              Year Ending
                               January 31,                               Amount
        --------------------------------------------------------      ---------
                                  2000                                $  19,766
                                  2001                                   18,701
                                  2002                                   18,168
                                  2003                                   18,168
                                  2004                                   10,598
                                                                      ---------
        Total minimum lease payments                                     85,401
        Less amount representing interest                                25,506
                                                                      ---------
        Present value of net minimum lease payments                      59,895
        Less current amount                                              10,628
                                                                      ---------
                                                                      $  49,267
                                                                      =========

 9.    Unearned Compensation -

       Two directors were issued stock in lieu of salary for the 18 months from inception. Compensation expense was $65,278 and $34,722 for fiscal 1997 and 1998, respectively.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.    Stock Options and Warrants -

       Transactions related to options and warrants during the last three years are summarized as follows:

                                               Number          Weighted Average
                                             of Shares         Exercise Price
                                            -----------        ----------------

       Balance at January 31, 1996                 -             $   -
         Granted                              1,341,000              1.47
                                            -----------
       Balance at January 31, 1997            1,341,000              1.47
         Granted                                590,100              1.31
                                            -----------
       Balance at January 31, 1998            1,931,100              1.42
         Granted                              6,018,885              1.18
         Exercised                           (1,213,333)             0.96
         Forfeited                             (394,500)             2.42
                                            -----------
       Balance at January 31, 1999            6,342,152              1.54
                                            ===========

       The weighted average fair values of options and warrants granted during fiscal 1997, 1998 and 1999 were $0.13, $0.59 and $1.22, respectively.

       The following table summarizes information about stock options and warrants at January 31, 1999:

                                             Outstanding                                      Exercisable
                              -------------------------------------------------    -------------------------------------

                                                         Weighted Average
                                                ------------------------------
                                                Remaining
              Range of        Options and      Contractual                         Options and          Weighted Average
          Exercise Prices      Warrants         Life-Years      Exercise Price      Warrants             Exercise Price
          ---------------     -----------      -----------      --------------     -----------          ----------------
              $ 0.25               90,000          4.16             $ 0.25              90,000              $ 0.25
                1.00            5,220,219          4.36               1.00           3,960,219                1.00
                1.25               50,000          1.39               1.25              50,000                1.25
                1.50              263,333          1.36               1.50             263,333                1.50
                2.00              400,000          4.49               2.00             400,000                2.00
                3.75              250,000          9.93               3.75              62,500                3.75
                5.00               68,600          0.15               5.00              68,600                5.00
                              -----------                                            ---------
                                6,342,152                             1.54           4,894,652                1.19
                              ===========                                            =========



       As permitted by SFAS 123, "Accounting for Stock-Based Compensation", the Company elected to follow Accounting Principles Board Opinion No. 25 (APB
       25), "Accounting for Stock Issued to Employees", to measure compensation cost for stock options and warrants. Under APB 25, if the exercise price of the Company's stock options and or warrants equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       (continued)

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.    Stock Options and Warrants - (continued)

       Pro forma information regarding net loss and net loss per share is required by SFAS 123, and was determined as if the Company had accounted for its stock options and warrants under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                 Period Ended January 31,
                                           -------------------------------------------------------------------
                                                   1997                    1998                    1999
                                            ------------------      ------------------     --------------------
          Dividend yield                            0%                      0%                      0%
          Volatility factor                         0%                      0%                  240% - 307%
          Risk-free interest rates             5.04% - 5.64%           5.48% - 5.66%           4.46% - 5.62%
          Expected lives - years                 0.2 - 3.3               1.1 - 4.8               1.6 - 8.0

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its stock options and warrants.

       For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the option's vesting period. The pro forma information is as follows:

                                                               Period Ended January 31,
                                                   --------------------------------------------------
                                                       1997              1998                1999
                                                   -----------       ------------       -------------
             Net loss:
                As reported                          ($829,421)       ($2,539,161)        ($4,357,088)
                Pro forma                             (948,422)        (2,820,496)         (7,822,096)
             Net loss per common share-
              basic and diluted:
                As reported                              (0.13)             (0.36)              (0.26)
                Pro forma                                (0.15)             (0.40)              (0.46)


11.    Income Taxes -

       The Company provides income taxes based on income reported for financial reporting purposes. Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. Deferred tax assets were reduced by a valuation allowance until their realization is reasonably assured. No income taxes are currently payable due to the net operating losses.

       (continued)

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.    Income Taxes - (continued)

       The significant components of deferred income tax assets and liabilities, all of which are long-term, are as follows:

                                                                            January 31,
                                    -----------------------------------------------------------------------------------
                                                      1998                                       1999
                                    --------------------------------------     ----------------------------------------
                                     Total          Federal       State          Total          Federal       State
                                     -----          -------       -----          -----          -------       -----
      Deferred tax assets:
       Net operating loss
          carryforwards             $  606,900     $ 471,100     $ 135,800     $2,485,000     $1,929,000     $ 556,000
       Write-off of VTL                457,600       355,200       102,400        457,600        355,200       102,400
                                    ----------     ---------     ---------     ----------     ----------     ---------
                                     1,064,500       826,300       238,200      2,942,600      2,284,200       658,400
      Valuation allowance             (983,500)     (745,300)     (238,200)    (2,718,800)    (2,060,400)     (658,400)
                                    ----------     ---------     ---------     ----------     ----------     ---------
                                        81,000        81,000             -        223,800        223,800             -
      Deferred tax liabilities:
       Other                            81,000        81,000             -        223,800        223,800             -
                                    ----------     ---------     ---------     ----------     ----------     ---------

      Net                           $        -     $       -     $       -     $        -     $        -     $       -
                                    ==========     =========     =========     ==========     ==========     =========

      Approximately $437,000, $949,000 and $4,200,000 of the net operating losses expire in 2012, 2013 and 2017 respectively. The change in the valuation allowance was an increase of $176,700, $806,800 and $1,735,300 in fiscal 1997, 1998, and 1999, respectively.

      Certain changes in ownership resulting from the sales of common stock will limit the future annual realization of the tax net operating loss carry forwards to a specified percentage under Section 382 of the Internal Revenue Code.


12.   Commitments -

      Leases

      The Company conducts operations in leased facilities under noncancellable operating leases. Certain leases are renewable. Rent expense for fiscal 1997, 1998 and 1999 totalled approximately $9,000, $31,300 and $58,400, respectively.

      Approximate future minimum rental commitments under all operating leases are as follows:

                                               Year Ending
                                               January 31,            Amount
                                               -----------         -----------
                                                  2000             $   190,900
                                                  2001                  34,300
                                                  2002                  16,400
                                                  2003                   1,700
                                                                   -----------
                                                                   $   243,300
                                                                   ===========

       (continued)

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.    Commitments - (continued)

       Consulting Agreement

       The Company has an agreement with a consultant. Under the terms of the agreement, if certain performance measures are met the consultant is entitled to a bonus consisting of warrants to purchase 100,000 shares of the Company's common stock for three years at an exercise price of $1.00 per share. No compensation has been recorded related to the bonus as it is currently unknown whether the performance measures will be met.


13.    Shareholder Lawsuit -

       A shareholder threatened a lawsuit against the Company related to the acquisition of VTL and certain employment matters. The threatened lawsuit was settled in 1998 by the issuance of two notes payable for $55,000 and $75,000.


14.    Supplemental Disclosures of Cash Flow Information -

                                                                                      Period Ended January 31,
                                                                                 -------------------------------------
                                                                                   1997        1998           1999
                                                                                 ------     --------     -------------
       Cash paid for interest                                                    $  349     $  3,835     $      74,451

       Noncash Investing and Financing Activities:
          Capital lease obligation incurred for equipment purchase               $ -        $   -        $      61,418
          Note payable issued for prior year accrued expenses                      -            -              130,000
          Note payable issued for insurance                                        -            -               27,357
          Stock subscriptions                                                      -            -            3,601,436
          Warrants issued for prepaid consulting and service
             agreements                                                            -            -            2,650,226
          Debt converted to common stock                                           -            -              426,355
          Stock issued for consulting agreement                                    -            -            1,042,115


15.    Economic Dependency -

       Major Customer
       --------------

       The following summarizes GTI's customers with net sales in excess of 10% of GTI's fiscal net sales:


       Customer             1997      1998      1999
       --------             ----      ----      ----
          1                 20%       33%       24%


       Vendors
       -------

       The following summarizes GTI's dependence on key vendors expressed as a percentage of GTI's fiscal net sales:


          Vendor               1997      1998      1999
          ------               ----      ----      ----
             1                  29%       36%       30%
             2                  24%       24%       28%
             3                   5%       15%       19%
             4                  12%        1%        1%

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.    Operating Segments and Related Information -

       Prior to January 28, 1999, the Company operated in one segment, internet sales. In connection with the acquisition of GTI, the Company now operates in two segments, internet sales and distribution sales to retail and wholesale outlets. Since the acquisition occurred near the end of fiscal 1999, substantially all operations for fiscal 1999 relate to internet sales. Identifiable assets at January 31, 1999, are as follows:

                           Segment
                        ------------
                        Internet                            $    6,548,239
                        Distribution                            19,257,221
                                                            --------------
                                                            $   25,805,460
                                                            ==============


17.    Subsequent Events -

       Pursuant to a consulting agreement with a principal shareholder, the Company issued 1,000,000 shares of common stock for services to be performed for one year commencing February 23, 1999. The value of the stock was $5,875,000 ($5.875 per share).

       In February 1999, the Company entered into a credit agreement with Coast Business Credit to provide financing of up to $10,000,000, based upon eligible receivables and inventory. The loan bears interest at the prime rate plus 1.5% and expires March 31, 2002. As part of the agreement, the Company may also borrow up to $250,000 for capital expenditures at the bank's reference rate plus 2.0%, not subject to eligible receivables and inventory. In addition, the Company may borrow up to $500,000 at the bank's reference rate plus 2%, payable in 24 equal monthly installments, also not based on eligible receivables and inventory. The notes are collateralized by all of the assets of the Company.

       In connection with the credit agreement, three year stock warrants were issued in February 1999 for the purchase of 500,000 shares of common stock at $6.29 per share.

       In addition to the 1,000,000 shares of common stock issued noted above, the Company issued an additional 1,064,341 shares subsequent to January 31, 1999.

       In April 1999, the Company issued warrants to purchase 750,000 shares of the Company's common stock for three years at an exercise price of $1.00 per share to a stockholder; the warrants were exercised by the stockholder.

                               ACCOUNTANTS' REPORT


To the Board of Directors
and Stockholders of


Herold Marketing Associates, Inc.


         We have audited the accompanying balance sheets of Herold Marketing Associates, Inc., as of December 31, 1998 and 1997 and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Herold Marketing Associates, Inc. as of December 31, 1998 and 1997, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ SAMUEL T. KANTOS AND ASSOCIATES

February 10, 1999

                        HEROLD MARKETING ASSOCIATES, INC.

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                           DECEMBER 31, 1998 AND 1997

                        HEROLD MARKETING ASSOCIATES, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997



                                     ASSETS


                                         1998             1997
                                       --------         ---------
Current Assets
  Cash                              $ 1,681,597      $ 1,429,583
Accounts Receivable, Net
  of Allowance For Doubtful
  Accounts of $ 37,000 and
  $ 46,000 in 1998 and 1997           5,099,296        5,358,144
  Inventory                           2,535,642        4,205,896
Employee Advances                        14,551           12,988
  Rebates Receivable                    186,330                0
  Prepaid Expenses                       31,911           27,342
                                     ----------       ----------


     Total Current Assets             9,549,327       11,033,953
                                     ----------       ----------

Property and Equipment
  Furniture and Fixtures                109,846          106,746
  Leasehold Improvements                 10,539            8,836
  Computer Equipment                    108,909           83,356
                                     ----------       ----------

     Total Property and Equipment       229,294          198,938
     Less Accumulated Depreciation      165,082          143,749
                                     ----------       ----------


     Net Property and Equipment          64,212           55,189
                                     ----------       ----------

Other Assets
  Note Receivable                             0           85,000
  Loan Receivable Other                       0          500,000
  Security Deposits                      13,057           14,622
                                     ----------       ----------


     Total Other Assets                  13,057          599,622
                                     ----------       ----------



     Total Assets                   $ 9,626,596      $11,688,764
                                     ==========       ==========








                 The accompanying notes and accountants' report should be read with these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                         1998             1997
                                       --------         ---------
Current Liabilities
  Accounts Payable                  $ 7,506,763      $ 8,491,643
  Accrued and Withheld
    Payroll Taxes                         1,897            2,661
  Accrued Expenses                      286,007          252,089
  Accrued Warranty                        6,035           12,020
  Loan Payable, Stockholder                   0          482,079
Note Payable, Line of Credit              2,028           10,780
                                     ----------       ----------


     Total Current Liabilities        7,802,730        9,251,272

Long-Term Liabilities
  Accrued Warranty                       30,000          155,068
                                     ----------       ----------


     Total Long-Term Liabilities         30,000          155,068
                                     ----------       ----------


Stockholders' Equity
  Common Stock, no par Value, 2,500
  Shares Authorized, 595 Shares
  Issued and Outstanding                  1,000            1,000
  Retained Earnings                   1,792,866        2,281,424
                                     ----------       -----------


     Total Stockholders' Equity       1,793,866        2,282,424


     Total Liabilities and
     Stockholders' Equity           $ 9,626,596      $11,688,764
                                     ==========       ==========

                        HEROLD MARKETING ASSOCIATES, INC.
                               STATEMENT OF INCOME
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1997


                                         1998             1997
                                       --------         ---------



Sales                               $65,155,760      $83,767,758

Cost of Sales                        58,953,052       75,218,638
                                     ----------       ----------

     Gross Profit on Sales            6,202,708        8,549,120

Other Operating Income
  Sales Commissions                           0            1,547
                                     ----------       ----------


     Gross Profit                     6,202,708        8,550,667

Operating Expenses                    5,368,526        7,519,567
                                     ----------       ----------


     Income From Operations             834,182        1,031,100
                                     ----------       ----------

Other Income
  Miscellaneous                           2,982            9,212
  Interest                               66,864           95,345
                                     ----------       ----------

     Total Other Income                  69,846          104,557
                                     ----------       ----------

     Income Before Taxes                904,028        1,135,657

Provision for Income Taxes                8,157            5,000
                                     ----------       ----------



     Net Income                     $   895,871      $ 1,130,657
                                     ==========       ==========







                 The accompanying notes and accountants' report should be read with these financial statements.

                        HEROLD MARKETING ASSOCIATES, INC.
                         STATEMENT OF RETAINED EARNINGS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1997


                                        1998              1997
                                      --------          ---------


Retained Earnings Beginning        $ 2,281,424       $ 1,875,767

     Stockholder Distribution       (1,384,429)         (725,000)

     Net Income                        895,871         1,130,657
                                    ----------        -----------



Retained Earnings Ending           $ 1,792,866       $ 2,281,424
                                    ==========        ==========

















                 The accompanying notes and accountants' report should be read with these financial statements.

                        HEROLD MARKETING ASSOCIATES, INC.
                             STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1997


                                         1998             1997
                                       --------         ---------
Cash Flow From Operating Activities
  Net Income                        $   895,871      $ 1,130,657
  Adjustments to Reconcile Net
  Income to Net Cash Provided by
  Operating Activities:

  Depreciation and Amortization          21,332           19,027

 (Increase) Decrease in:
     Accounts Receivable                258,849        2,172,864
     Inventory                        1,670,254       (2,387,158)
     Employee Advances                   (1,564)          (7,454)
     Rebates Receivable                (186,330)               0
     Prepaid Expenses                    (4,569)             919
  Increase (Decrease) in:
     Accounts Payable                  (984,878)        (125,038)
     Accrued and Withheld
     Payroll Taxes                         (764)          (1,367)
     Accrued Expenses                    33,918         (146,148)
     Accrued Warranty                  (131,053)         (15,855)
                                     ----------       ----------

           Net Cash Provided (Used)
           by Operating Activities    1,571,066          640,447
                                     ----------       ----------


Cash Flow From Investing Activities
  Purchase of Property and Equipment    (30,357)         (21,113)
  Loan Receivable Other                 500,000          (13,988)
  Note Receivable                        85,000                0
  Security Deposits                       1,565            2,085
                                     ----------       ----------


           Net Cash Provided (Used)
           by Investing Activities      556,208          (33,016)
                                     ----------       ----------











                 The accompanying notes and accountants' report should be read with these financial statements.

                       HEROLD MARKETING ASSOCIATES, INC.
                            STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1997



                                                   1998             1997
                                                 --------        ---------
STATEMENT OF CASH FLOWS (CONTINUED)

Cash Flow From Financing Activities
  Proceeds From Short-Term
     Borrowing                                $ 4,090,208      $ 2,880,917
  Proceeds From Stockholder
     Borrowing Short-Term                       1,949,957        2,770,132
Payments on Short-Term Borrowing               (4,098,940)      (2,870,137)
Payments on Short-Term Stockholder
     Borrowing                                 (2,432,056)      (2,564,730)
  Stockholder Distribution                     (1,384,429)        (725,000)
                                               ----------       ----------

           Net Cash Provided (Used)
           by Financing Activities             (1,875,260)        (508,818)

           Net Increase
             (Decrease) in Cash                   252,014           98,613

           Cash at Beginning of Year            1,429,583        1,330,970


           Cash at End of Year                $ 1,681,597      $ 1,429,583
                                               ==========       ==========





Supplemental disclosures of cash flow information:

   Cash Paid Interest                         $   132,314      $   121,672
                                               ==========       ==========


   Income Taxes Paid                          $     8,157      $     5,000
                                               ==========       ==========













                 The accompanying notes and accountants' report should be read with these financial statements.

                        HEROLD MARKETING ASSOCIATES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

Note 1 - Summary of Significant Accounting Policies

              This summary of significant accounting policies of Herold Marketing Associates, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         Business Activity

              The Company sells computers and computer peripheral products to wholesale and retail outlets throughout the nation.

        Cash and Cash Equivalents

              For purposes of preparing the statement of cash flows, unrestricted currency, demand deposits, and money market accounts are considered cash and cash equivalents.

         Concentration of Credit Risk

                  The Company grants credit to its customers during the normal course of business. The Company performs ongoing credit evaluations and generally requires no collateral from its customers. At times throughout the year the Company does maintain certain bank accounts and money market accounts in excess of the FDIC and SPIC insured limits.

         Inventory

              Inventory consists primarily of computer peripheral products held for resale. Inventory is stated at the lower of cost or market on a first in first out basis.

         Property and Equipment

              Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Depreciation is computed for financial statement purposes on a straight line basis over the estimated useful lives of the assets and amounted to $ 21,332 and $ 19,027 respectively. The cost and related accumulated depreciation of property and equipment sold or

                        HEROLD MARKETING ASSOCIATES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

       Note 1 - Summary of Significant Accounting Policies (Continued)

         otherwise disposed of are removed from the accounts and any gain or loss is reported as current year's revenue or expense. For Federal income tax purposes depreciation is computed using the accelerated cost recovery system with certain assets being expensed in the year of purchase.

         Warranties

              Revenues derived from warranty contracts are recognized ratably over the terms of the contracts. Accrued warranty liabilities recognize the estimated current and long-term future costs associated with fulfilling the warranty contract obligations.

         Income Taxes

              The Company with the consent of its shareholders, has elected under the Internal Revenue Code to be an S corporation for the year beginning January 1, 1996. In lieu of corporation income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Some states require a minimum tax of corporations doing business in their state. Any minimum tax required is included in the provision for income taxes for 1998 and 1997.

         Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Advertising

                  The Company follows the policy of charging the net cost of advertising to expense as incurred. Advertising expense was $ 6,238 and $ 28,335 in 1998 and 1997 respectively.

                        HEROLD MARKETING ASSOCIATES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


Note 2 - Note Payable Line of Credit and Stockholder

     Note Payable Line of Credit

              The Company's loan agreement provides the Company with a revolving line of credit of up to $ 5,000,000. The line of credit requires monthly payments of accrued interest at 1% over prime. The loan agreement is reviewed annually. This loan is secured by substantially all assets of the Company.

     Note Payable Stockholder

              The stockholder also advances funds when required to during the course of business and is paid the same interest as the financial institutions and is unsecured. Interest expense was $ 45,261 in 1998 and $ 121,672 in 1997.

     Note 3 - Long-Term Liabilities


         Accrued Warranty
         (see warranty in Note 1)     $    36,035        $   155,068
                                       ==========         ==========



         Maturities of long-term liabilities are as follows:

                          Year Ending
                          December 31,        Amount
                          -----------         ------

                          1999                  30,000
                                            ----------

                                            $   30,000
                                            ==========



     Note 4 - Lease Commitments

                  The Company's Minnesota location is leased under a 36 month non-cancelable operating lease commencing March 1, 1997. The lease requires monthly base rent payments of $ 5,405 payable through February 2000. The Company leases other facilities in Arizona, Florida, Illinois, Massachusetts and Missouri under non-cancelable operating leases into 1998. The majority of the leases are for 1 year with automatic renewals with minor adjustments. The total lease expense for all facilities for 1998 and 1997 was $ 249,556 and $ 232,321 respectively.

                        HEROLD MARKETING ASSOCIATES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


     Note 4 - Lease Commitments (Continued)

                  In addition, the Company leases vehicles under non-cancelable operating leases having lease terms of 36 to 48 months. The vehicle lease expense for 1998 and 1997 was $ 17,618 and $ 32,763 respectively.

                  At December 31, 1998, future minimum lease payments under all operating leases were as follows:


                Year Ending
                December 31,                  Amount
                ------------                  ------


                    1999                      160,959
                    2000                      160,959
                    2001                       96,099
                    2002                       96,099
                    2003                       96,099
                                           ----------

                  Total                    $  610,215
                                           ==========



     Note 5 - Income Taxes

                  The provision for Federal and State income taxes consists of the following:


                                        1998            1997

          Current taxes             $    8,157      $    5,000
                                     ---------       ---------


            Total provision
            for income taxes        $    8,157      $    5,000
                                     =========       =========



     Note 6 - Related Party Transactions

                 The Company has balances due from a related party, Technology Marketing Unlimited, LLC which is owned 50% by the sole stockholder of Herold Marketing Associates, Inc. On December 31, 1998 and 1997, the amount of receivables from this related party were $ 0 and $ 500,000.

              Also see Note 2 relating to loans from the stockholder and terms accordingly.

                        HEROLD MARKETING ASSOCIATES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


     Note 7 - Note Receivable

              This note was issued on July 16, 1996 in the amount of $ 85,000 with an interest rate of 9.25%, with a maturity date of December 31, 1996. This note was collected in 1998.

     Note 8 - Contingencies

     1. The Company is currently in litigation with the Commissioner of Internal Revenue regarding the tax years 1992 and 1993. According to the Commissioner, the Company owes additional taxes of $245,508 and $247,829 respectively for the years mentioned. The United States Tax Court has ruled in favor of the Company as of January 29, 1999. The Government has 90 days to appeal the decision and as of the date of the report has not done so.

     2. The Company is currently involved in other litigation that has been properly provided for in the accompanying financial statements.

                          INDEPENDENT AUDITORS' REPORT


HEROLD MARKETING ASSOCIATES, INC.
7615 Golden Triangle Drive
Eden Prairie, Minnesota 55344


To the Board of Directors

     We have audited the accompanying balance sheet of Herold Marketing Associates, Inc. as of December 31, 1996, and the related statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Herold Marketing Associates, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ SAMUEL T. KANTOS & ASSOCIATES
April 23 1999

                        HEROLD MARKETING ASSOCIATES, INC.

                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                        HEROLD MARKETING ASSOCIATES, INC.
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1996



                          ASSETS

Current Assets
  Cash                              $ 1,330,970
  Accounts Receivable, Net
  of Allowance For Doubtful
  Accounts of $ 46,000                7,531,008
  Inventory                           1,818,738
  Employee Advances                       5,534
  Prepaid Expenses                       28,261
                                     ----------

     Total Current Assets                            $10,714,511

Property and Equipment
  Furniture and Fixtures                134,316
  Leasehold Improvements                  8,836
  Computer Equipment                     95,160
                                     ----------

     Total Property and Equipment       238,312
     Less Accumulated Depreciation      185,212

     Net Property and Equipment                           53,100

Other Assets
  Note Receivable                        85,000
  Other Receivables                     486,012
  Security Deposits                      16,707
                                     ----------

     Total Other Assets                                  587,719
                                                     -----------

     Total Assets                                    $11,355,330
                                                     ===========



         The accompanying notes and auditors' report should be read with these financial statements.


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                  $ 8,616,681
  Accrued and Withheld
  Payroll Taxes                           4,028
  Accrued Expenses                      398,237
  Accrued Warranty                       24,412
  Note Payable Stockholder              276,674
                                     ----------

     Total Current Liabilities                       $ 9,320,032

Long-Term Liabilities
  Accrued Warranty                      158,531

     Total Long-Term Liabilities                         158,531

Stockholders' Equity
  Common Stock, no par Value, 2,500
  Shares Authorized, 595 Shares
  Issued and Outstanding                  1,000
  Retained Earnings                   1,875,767
                                     ----------

     Total Stockholders' Equity                        1,876,767
                                                     -----------


     Total Liabilities and
     Stockholders' Equity                            $11,355,330
                                                     ===========

                        HEROLD MARKETING ASSOCIATES, INC.
                               STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1996

Sales                                                $87,832,805

Cost of Sales                                         80,101,466
                                                     -----------

     Gross Profit on Sales                             7,731,339


Other Operating Income
  Sales Commissions                                        8,385
                                                     -----------

     Gross Profit                                      7,739,724

Operating Expenses                                     6,749,520
                                                     -----------

     Income From Operations                              990,204

Other Income and (Expense)
  Miscellaneous                     $     3,455
  Interest                              112,469
  Gain on Sale of Other Assets            3,148
                                    -----------

     Total Other
     Income and (Expense)                                119,072
                                                     -----------

     Income Before Taxes                               1,109,276

Provision for Income Taxes                                34,000
                                                     -----------


     Net Income                                      $ 1,075,276
                                                     ===========




         The accompanying notes and auditors' report should be read with these financial statements.

                        HEROLD MARKETING ASSOCIATES, INC.
                         STATEMENT OF RETAINED EARNINGS
                      FOR THE YEAR ENDED DECEMBER 31, 1996



Retained Earnings Beginning                         $   800,491

     Net Income                                       1,075,276
                                                     ----------


Retained Earnings Ending                            $ 1,875,767
                                                     ==========





         The accompanying notes and auditors' report should be read with these financial statements.

                        HEROLD MARKETING ASSOCIATES, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996



Cash Flow From Operating Activities
  Net Income                                    $  1,075,276
  Adjustments to Reconcile Net
  Income to Net Cash Provided by
  Operating Activities:

  Depreciation and Amortization                       18,094
  Gain on Sale of Other Assets                        (3,148)

 (Increase) Decrease in:
     Accounts Receivable                           2,774,105
     Inventory                                      (386,430)
     Employee Advances                                 7,461
     Prepaid Expenses                                (13,357)
     Deferred Income Taxes                            29,000
  Increase (Decrease) in:
     Accounts Payable                             (2,314,187)
     Accrued and Withheld
     Payroll Taxes                                     1,649
     Accrued Expenses                                 66,003
     Accrued Warranty                                182,943
     Income Taxes Payable                            (54,747)
                                                 -----------

           Net Cash Provided (Used)
           by Operating Activities                                 $ 1,382,662
                                                                    ----------


Cash Flow From Investing Activities
  Purchase of Property and Equipment                 (25,956)
  Loan Receivable Other                             (486,012)
  Note Receivable                                    (85,000)
  Proceeds From Sale of Other Assets                  26,898
  Security Deposits                                    6,555
                                                 -----------

           Net Cash Provided (Used)
           by Investing Activities                                    (563,515)
                                                                    ----------


         The accompanying notes and auditors' report should be read with these financial statements.

                        HEROLD MARKETING ASSOCIATES, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996


STATEMENT OF CASH FLOWS (CONTINUED)

Cash Flow From Financing Activities
  Proceeds From Short-Term
     Borrowing                                $          0
  Proceeds From Stockholder
     Borrowing Short-Term                          426,233
  Payments on Short-Term Borrowing                (655,005)
  Payments on Long-Term Stockholder
     Borrowing                                    (800,000)
                                               -----------

           Net Cash Provided (Used)
           by Financing Activities                                $(1,028,772)
                                                                   ----------

           Net Increase
             (Decrease) in Cash                                      (209,625)

           Cash at Beginning of Year                                1,540,595
                                                                   ----------

           Cash at End of Year                                    $ 1,330,970
                                                                   ==========
Supplemental disclosures of cash flow information:

   Cash Paid Interest                                             $    69,938
                                                                   ==========


   Income Taxes Paid                                              $    59,747
                                                                   ==========




        The accompanying notes and auditors' report should be read with these financial statements.

                        HEROLD MARKETING ASSOCIATES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



Note 1 - Summary of Significant Accounting Policies

              This summary of significant accounting policies of Herold Marketing Associates, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         Business Activity

              The Company sells computer peripheral products to wholesale and retail outlets throughout the nation. In 1995 the company began the assembly and sale of complete computer systems through its current sales outlets.

         Inventory

              Inventory consists primarily of computer peripheral products held for resale. Inventory is stated at the lower of cost or market on a first in first out basis.

         Property and Equipment

              Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets and amounted to $ 18,094. For Federal income tax purposes depreciation is computed using the accelerated cost recovery system with certain assets being expensed in the year of purchase.

         Warranty Costs

              The financial statements include a product warranty reserve of $ 182,943 in 1996. This reserve is based on estimates of future costs associated with fulfilling the warranty obligations on the sold computer systems. The estimates are derived from historical industry costs.

                        HEROLD MARKETING ASSOCIATES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



       Note 1 - Summary of Significant Accounting Policies (Continued)

         Income Taxes

             The Company with the consent of its shareholders has elected under the Internal Revenue Code to be an S corporation for the year beginning January 1, 1996. In lieu of corporation income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Some states require a minimum tax of corporations doing business in their state. Any minimum tax required is included in the provision for income taxes.

         Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash Equivalents

         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows.

         Concentration of Credit Risk

         The Company grants credit to its customers during the normal course of business. The Company performs ongoing credit evaluations and generally requires no collateral from its customers. At times throughout the year the Company does maintain certain bank accounts in excess of the FDIC insured limits.

         Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the year was $ 29,606.

                        HEROLD MARKETING ASSOCIATES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



    Note 2 - Note Receivable

              The note receivable issued July 16, 1996 in the amount of $ 85,000 was collected during 1998 including all interest at 9.25%.

    Note 3 - Other Receivables

              A loan receivable from Technology Marketing Unlimited, LLC a company owned 50% by the sole shareholder of Herold Marketing Associates, Inc. was determined to be uncorrectable during 1998.

    Note 4 - Line of Credit

              The Company's loan agreement provides the Company with a revolving line of credit of up to $ 2,000,000. The line of credit requires monthly payments of accrued interest at 1% over prime. The loan agreement is reviewed annually. This loan is secured by substantially all assets of the Company. Interest expense was $ 69,938.


    Note 5 - Note Payable Stockholder

              The Company stockholder advances funds to the Company as needed under a continuous note requiring interest at the same rate as the Company's line of credit. The note is unsecured and requires no specific payments.

   Note 6 - Income Taxes

              The provision for Federal and State income taxes consists of the following:

     Current taxes             $    5,000

     Deferred taxes                29,000
                                ---------
       Total provision
       for income taxes                        $   34,000
                                                =========

                        HEROLD MARKETING ASSOCIATES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



       Note 7 - Long-Term Liabilities

         Accrued Warranty costs                      $   182,943

         Rent Payable - long-term
         portion of unamortized rent.                      1,191

           Total                                                     $   184,134

           Less Current Portion
           included in Accrued
           Expenses                                                       25,603

           Net Long-Term
           Liabilities                                               $   158,531
                                                                      ==========

         Maturities of long-term liabilities are as follows:


                                                       Year Ending
                                                      December 31,      Amount
                                                      ------------      ------
                                                          1997        $   25,603
                                                          1998            79,266
                                                          1999            79,265
                                                                      ----------

                                                                      $  184,134
                                                                      ==========

Note 8 - Lease Commitments

                  The Company's Minnesota location is leased under a 36-month non-cancelable operating lease commencing March 1, 1997. The lease requires monthly base rent payments of $ 5,405 payable through February 2000. The Company leases other facilities in Arizona, Missouri, Florida and Massachusetts under non-cancelable operating leases through 1998. The total lease expense for all facilities for 1996 was $ 205,008.


              In addition, the Company leases vehicles under non-cancelable operating leases having lease terms of 36 to 48 months. The vehicle lease expense for 1996 was $ 16,988.

\
                        HEROLD MARKETING ASSOCIATES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



         Note 8 - Lease Commitments (Continued)

         At December 31, 1996, future minimum lease payments under all operating leases were as follows:

                         Year Ending
                         December 31,              Amount
                         ------------              ------

                            1997                $  152,276
                            1998                   138,632
                            1999                    64,860
                            2000                    10,810
                                                 ---------


                           Total                $  366,578
                                                 ==========


          Note 9 - Contingencies

                  The Company is currently in litigation with the Commissioner of Internal Revenue regarding the tax years 1992 and 1993. According to the Commissioner, the Company owes additional taxes of $245,508 and $247,829 respectively for the years mentioned. The United States Tax Court has ruled in favor of the Company as of January 29, 1999. The Government has 90 days to appeal the decision and as of the date of the report has not done so.

          Note 10 - Related Party Transactions

              The Company transactions with related parties are explained in notes 3 and 5.

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
Virtual Technology Corporation and Subsidiaries
Minneapolis, Minnesota


We have audited the consolidated financial statements of Virtual Technology Corporation and Subsidiaries as of January 31, 1998 and 1999, and for each of the two years in the period ended January 31, 1999, and have issued our report thereon dated April 23, 1999; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Virtual Technology Corporation and Subsidiaries, listed in Item 14 for each of the two years in the period ended January 31, 1999. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                         /s/ LURIE, BESIKOF, LAPIDUS & CO., LLP

Minneapolis, Minnesota
April 23, 1999

                                                                     SCHEDULE II


                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS




                                                                 Column C
                                                               ------------
                 Column A                    Column B            Additions                    Column D         Column E
                --------                 -----------       ---------------------------        --------         ---------
                                                                           Charged
                                          Balance at       Charged to      to Other                           Balance at
                                          Beginning        Costs and       Accounts -        Deductions -     End of
               Description                of Period        Expenses        Describe(1)       Describe(2)      Period
-----------------------------             -----------       --------       ----------        ----------       --------
Year Ended January 31, 1997
Deducted from asset accounts:
      Allowance for doubtful
       accounts                              $-            $     -          $    -            $   -           $     -
      Allowance for obsolete
         inventory                           $-            $     -          $    -            $   -           $     -

Year Ended January 31, 1998
Deducted from asset accounts:
      Allowance for doubtful
       accounts                              $-            $     -          $    -            $   -           $     -
      Allowance for obsolete
         inventory                           $-            $     -          $    -            $   -           $     -

Year Ended January 31, 1999
Deducted from asset accounts:
      Allowance for doubtful
       accounts                              $-            $  157,780       $ 175,000        ($ 69,780)       $  263,000
      Allowance for obsolete
         inventory                           $-            $     -          $ 350,000         $   -           $  350,000


  (1) Allowances and reserves for receivables and inventory related to assets acquired by GTI Acquisition Corporation.

  (2) Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          In January 1998, the Company engaged Lurie, Besikof, Lapidus & Co., LLP as its independent public accountants to audit the financial statements as of January 31, 1998 and for the year then ended. The decision to dismiss Copeland, Buhl & Company, P.L.L.P and engage Lurie, Besikof, Lapidus & Co., LLP as the Company's independent public accountants was approved by the Board of Directors. The report of Copeland Buhl & Company P.L.L.P as of January 31, 1997 and for the year then ended does not contain an adverse opinion or a disclaimer of opinion, but was qualified with respect to the Company's ability to continue operations as a going concern. Such report was not otherwise qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the former auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the former auditor's satisfaction, would have caused them to make reference to the subject matter in their report. Prior to retaining Lurie, Besikof, Lapidus & Co., LLP, the Company did not consult with Lurie, Besikof, Lapidus & Co., LLP regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements or any other matter.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

          KENNETH M. ISRAEL, 47. Mr. Israel has been Chairman and a director of the Company since February 1996 and was Chief Executive Officer between February 1996 and November 1998. Between March 1989 and January 1996, Mr. Israel served as Chairman of Exchange Resources, Inc., a company specializing in disaster recovery services and facilities. Between 1981 and 1987, Mr. Israel was the Regional Manager of Lanier Business Products, a company that was later acquired by Harris Corporation, where he became Director of Research and Development. From 1979 to 1981, Mr. Israel was the General Manager of Pi Engineering, where he was the Project Manager for the redesigning and rebuilding of the security and communications systems for Northern States Power nuclear plants. Prior to 1979, Mr. Israel served for five years as a Regional Service Manager with Raytheon Data Systems with responsibility for the Southeastern United States and Central and South America.

          GREGORY A. APPELHOF, 37. Mr. Appelhof joined VTC in October 1998 as the Company's President and a director. He was named as Chief Executive Officer in November 1998. Prior to joining VTC, Mr. Appelhof was employed by GTI for over 11 years until its acquisition by the Company, most recently as Vice President of Sales. Mr. Appelhof was responsible for building GTI's sales strategies to increase market penetration and revenues. He was instrumental in developing and implementing GTI's sales segments, including GTI's major focus on corporate resellers.

         JOHN L. HARVATINE, 48. Mr. Harvatine became Chief Financial Officer of the Company in January 1999. Between 1997 and 1998, he served as Chief Financial Officer of CyberStar Computer Corporation. Between 1987 and 1996, he served in a variety of financial positions with AmeriData Technologies, Inc., most recently as Chief Financial Officer. From 1986 to 1987, he served as Controller of Fisher Cheese Co. From 1973 to 1986, Mr. Harvatine served in various management positions with The Pillsbury Company, most recently as Accounting Manager - Marketing.

         JEFFREY MAYNARD, 54. Mr. Maynard has been Executive Vice President of Technology and a director of the Company since February 1996. Mr. Maynard has more than 30 years of experience as an information technologist. Between 1993 and 1996, Mr. Maynard was the Chief Executive Officer of Secure Backup Systems, a company he formed to deliver public data vaulting services. Between 1990 and 1993, he was Development Director for Mercury Communications. Mr. Maynard served as Managing Director for Mtel Corp. and SkyTel Ltd. between 1989 and 1990.

         PHILIP LACERTE, 53. Mr. Lacerte has served as a director of the Company since April 1999. Since 1982, Mr. Lacerte has been Executive Vice President of Lacerte Software Corporation. Prior to Lacerte Software Corporation, Mr. Lacerte held a management position with Data Processing, Inc. He has also served as the Chairman of the Board of Crystallex, an American Stock Exchange Company, and has worked as a consultant and advisor for various start-up companies.

Item 11.  Executive Compensation.

The following table summarizes the amount of compensation paid to the Company's executive officers for the fiscal years ended January 31, 1997, 1998 and 1999. No other executive officers had aggregate salaries and bonuses that exceeded $100,000.




---------------------------------------------------------------------------------------------------------------------------------
                            Annual Compensation                      Long-Term Compensation
                            -----------------------------------------------------------------------------------------------------
                                                                           Awards                        Payouts
                                                                 ----------------------------------------------------------------
                                                                                Securities
Name and                                          Other           Restricted    Underlying          LTIP      All Other
Principal                      Salary   Bonus     Annual          Stock         Options/SAR's       Payouts   Compensation
Position               Year   ($)      ($)        Compensation    Award         (#)                 ($)       ($)
                                                  ($)             ($)
---------------------------------------------------------------------------------------------------------------------------------
Greg
Appelhof,              1999    86,115    0            2,000               0       1,250,000          0         0
Chief
Executive
Officer
---------------------------------------------------------------------------------------------------------------------------------
Kenneth                1997         0    0                0         909.091         280,000          0         0
Israel,                1998         0    0                0         600,000          56,000          0         0
Chairman               1999   163,750    0            6,000          10,000          30,000          0         0
---------------------------------------------------------------------------------------------------------------------------------
John
Harvatine,             1999     8,334    0              400               0         250,000          0         0
Chief
Financial
Officer
---------------------------------------------------------------------------------------------------------------------------------


OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth information as of January 31, 1999 regarding outstanding options to executive officers and directors granted for the year ended January 31, 1999:


------------------------------------------------------------------------------------------------------------------
                                                                                  Potential Realizable Value at
                                                                                  Assumed Annual Rates of Stock
                                                                                  Price Appreciation for Option
                                  Individual Grants                               Term
------------------------------------------------------------------------------------------------------------------
                                         Percent of
                          Number of         Total
                         Securities       Options/
                         Underlying         SAR's
                        Options/SAR's    Granted to   Exercise Of
                           Granted      Employees in  Base Price
                                         Fiscal Year    ($/Sh.)
                                            1999                     Expiration
Name                                                                    Date           5% ($)      10% ($)
-----------------------------------------------------------------------------------------------------------------
Kenneth Israel               30,000          1.9%        $ .25         3/31/03         --            --
-----------------------------------------------------------------------------------------------------------------
Greg Appelhof             1,250,000           80%        $1.00         10/8/08        657,500     1,787,500

-----------------------------------------------------------------------------------------------------------------
John Harvatine              250,000           16%        $3.75          1/4/09        589,500     1,494,250
-----------------------------------------------------------------------------------------------------------------
Jeff Maynard                 30,000          1.9%        $ .25         3/31/03         --            --
-----------------------------------------------------------------------------------------------------------------

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES


-------------------------------------------------------------------------------------------------------------------------------


                                                            Number of Securities
                                                            Underlying Unexercised
                                                            Options/SAR's at                   Value of Unexercised
                                                            FY-End                             In-The-Money Options/SAR's
                      Shares Acquired on       Value        (#)                                At FY-End
Name                  Exercise                 Realized     Exercisable/Unexercisable          ($) Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------------------
Greg Appelhof                    0                  0                       0                                 0
-------------------------------------------------------------------------------------------------------------------------------
Kenneth Israel                   0                  0                       0                                 0
-------------------------------------------------------------------------------------------------------------------------------
John Harvatine                   0                  0                       0                                 0
-------------------------------------------------------------------------------------------------------------------------------


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of April 30, 1999 regarding the ownership of the Company's common stock by officers and directors and those persons known by the Company to be beneficial owners of 5% or more of such stock. Each shareholder has sole voting and investment power with respect to the shares shown as beneficially owned, except as otherwise indicated in a footnote.


-----------------------------------------------------------------------------------------------------------------
                                                             Amount and Nature of
                                                            Beneficial Ownership
                                                                    (1)
Name                                    Title of Class                                   Percent of Class
-----------------------------------------------------------------------------------------------------------------
Kenneth Israel (2)                         Common                2,298,598 (3)                 8.3%
-----------------------------------------------------------------------------------------------------------------
Harry Lowell                               Common                8,538,429 (6)                30.6%
-----------------------------------------------------------------------------------------------------------------
Stephen Antebi                             Common                2,500,000 (12)                9.0%
-----------------------------------------------------------------------------------------------------------------
Greg Appelhof (2)                          Common                  606,666 (7)                 2.1%
-----------------------------------------------------------------------------------------------------------------
John Harvatine (2)                         Common                   62,500 (10)                7.2%
-----------------------------------------------------------------------------------------------------------------
Mary Joy Stead                             Common                1,494,000 (5)                 5.3%
-----------------------------------------------------------------------------------------------------------------
Stephan Herold                             Common                2,130,570 (8)                 7.6%
-----------------------------------------------------------------------------------------------------------------
Jeff Maynard (2)                           Common                  820,000 (4)                 2.9%
-----------------------------------------------------------------------------------------------------------------
Philip Lacerte (2)                         Common                1,651,041 (9)                 5.9%
-----------------------------------------------------------------------------------------------------------------
All Officers and Directors as a            Common                5,813,805 (11)               19.6%
Group
-----------------------------------------------------------------------------------------------------------------


     * Denotes less than 1%

         (1) Shares issuable upon the exercise of outstanding stock options and warrants that are currently exercisable or become exercisable within 60 days from the date hereof are considered outstanding for the purpose of calculating the percentage of Common Stock owned by such person and owned by a group, but not for the purpose of calculating the percentage of Common Stock owned by any other person.

         (2) The address of each of these executive officers or directors is: c/o Virtual Technology Corporation, 3100 West Lake Street,
              Suite 400, Minneapolis, Minnesota 55416.
         (3) Includes options to purchase 428,000 shares of the Company's Common Stock. Mr. Israel's wife owns 11,850 shares. Companies under Mr. Israel's control own options to purchase 62,000 shares of the Company's Common Stock.
         (4) Includes options to purchase 310,000 shares of the Company's Common Stock.
         (5) Includes 50,000 shares owned and controlled by Jerre Stead, Ms. Stead's spouse.
         (6) Includes warrants to purchase 504,886 shares of the Company's Common Stock. Also includes 531,800 shares, and warrants to purchase an additional 8,800 shares of the Company's Common Stock held by Laurel Center Management Co., a company controlled by Dr. Lowell.
         (7) Includes options to purchase 553,333 shares of the Company's Common Stock.
         (8) Includes warrants to purchase 213,333 shares of the Company's Common Stock. Also includes 228,571 shares of the Company's Common Stock issued to Herold Marketing Associates, Inc., of which Mr. Herold is the sole shareholder, in connection with the Company's acquisition of the assets of GTI. Also includes 145,000 shares issued to Mr. Herold in connection with a consulting agreement between Mr. Herold and GTI.

         (9) All shares attributed to Mr. Lacerte are owned by Euro Realty Development, Ltd., a company controlled by Mr. Lacerte.
         (10) Includes options to purchase 62,500 shares of the Company's Common Stock.
         (11) Includes options to purchase 1,737,500 shares of the Company's Common Stock.
         (12) Includes 1,500,000 shares owned by Fontenelle, LLC, of which Mr. Antebi is the sole equity owner and manager.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

GTI ACQUISITION

         Greg Appelhof, VTC's President and Chief Executive Officer, formerly was with GTI for 11 years, most recently as Vice President of Sales. The Company acquired substantially all of the assets and assumed certain liabilities of GTI in January 1999 for an aggregate purchase price of $10.1 million. Mr. Appelhof owned the right to be treated as though he were a 20% owner of GTI's stock in the event of a sale of GTI for purposes of distributing the proceeds of such sale to GTI's stockholders. Mr. Appelhof entered into this agreement with GTI's sole shareholder, Stephan G. Herold. As of April 30, 1999, Mr. Appelhof had received $1.0 million of cash distributions from GTI. The Company understands that final distribution of cash received by GTI for the sale of GTI's assets to VTC is due to Mr. Appelhof at the time the last payment is received by GTI from VTC.

EMPLOYMENT AGREEMENTS

         Effective as of October 8, 1998, the Company and Mr. Appelhof entered into an employment agreement whereby Mr. Appelhof will receive an annual salary of $150,000, with a quarterly guaranteed $25,000 bonus and a quarterly performance bonus award based upon the Company reaching certain performance goals. Under the agreement, Mr. Appelhof is to be granted options to purchase 1,250,000 shares of the Company Common Stock at $1.00 per share. 500,000 of such options vested in April 1999, 500,000 options vest in October 1999, 125,000 options vest in October 2000 and the remaining 125,000 options vest in October 2001, assuming Mr. Appelhof's continued employment by the Company. All vested options granted pursuant to the employment agreement will be exercisable until October 2008. In addition, Mr. Appelhof will be granted 30,000 options in his role as a Director of the Company. The Company also has agreed to provide Mr. Appelhof with a monthly vehicle allowance of $500. Under the agreement, if Mr. Appelhof is terminated involuntarily for reasons other than cause in the first year of employment by the Company, he will receive a severance equal to six months of base salary. If terminated involuntarily after the first year of employment but before the second year, he will receive severance pay equal to one year of base salary. If Mr. Appelhof is terminated involuntarily after the second year of employment, he will receive severance pay equal to 18 months of base salary.

         Effective as of January 4, 1999, the Company and Mr. Harvatine entered into an employment agreement whereby Mr. Harvatine will receive an annual salary of $100,000, with an annual $25,000 bonus awarded based upon Mr. Harvatine reaching certain performance goals. Under the agreement, Mr. Harvatine was granted options to purchase 250,000 shares of the Company Common Stock at $3.75 per share. 62,500 of such options vested immediately upon Mr. Harvatine's employment, 62,500 options vest in January 2000, 62,500 vest in January 2001, and the remaining 62,500 options vest in January 2002, assuming Mr. Harvatine's continued employment by the Company. All vested options granted pursuant to the employment agreement will be exercisable until January 2009. The Company also has agreed to provide Mr. Harvatine with a monthly vehicle allowance of $400. Under the agreement, if Mr. Harvatine is terminated involuntarily for reasons other than cause in the first year of employment by the Company, he will receive a severance pay equal to three months of base salary. If terminated involuntarily after the first year of employment, he will receive a severance pay equal to six months of base salary.

LOANS FROM RELATED PARTIES

         Between March 1997 and June 1998, the Company received loans from Kenneth Israel, its CEO, Kate Israel, his daughter and certain companies under his control for loans in the total amount of $371,543. These loans bear interest at 10% per annum and are due in fiscal year 2001. As of April 30, 1999, the Company had repaid $200,000 of the amount due and then owed $190,000, including interest. Mr. Israel and the Company have agreed that Mr. Israel may convert the balance outstanding, including any interest, into the Company's Common Stock at some future date, solely at Mr. Israel's option.

         In October 1998, the Company issued a promissory note to Harry Lowell, a major shareholder of the Company, in the amount of $40,000 with an interest rate of 10%, due on November 20, 1998. The Company and Dr. Lowell agreed to extend the due date of the note to April 14, 1999 and the Company repaid the note, including interest of $1,552, on February 28, 1999.

LOANS TO RELATED PARTIES

         Between February and April 1999, the Company received seven promissory notes from Kenneth Israel, its Chairman of the Board, totaling $123,750. Mr. Israel used the proceeds of the loan and $25,000 of his personal money to form VTCO, LLC, a start-up company to compete in the direct response informercial market. On March 25, 1999, the Company incorporated VTC TV, Inc. ("VTC TV") with the intention of acquiring the assets of VTCO, LLC in exchange for $148,750. The Company intends to loan VTC TV the $148,750 for this purpose.

CONSULTING AGREEMENTS WITH RELATED PARTIES

         In February 1999, the Company entered into one-year a Consulting Agreement with Fontenelle, LLC ("Fontenelle"), an affiliate of Stephan Antebi a principal stockholder, to provide business consulting services to the Company. In exchange for Fontenelle's services, the Company issued 1,000,000 share of its Common Stock valued at $5.875 per share, for a total consideration of $5,875,000. The Company registered the issuance of such shares with the SEC on Form S-8.


         On January 28, 1999, GTI entered into a three-year consulting agreement with Stephan Herold, a principal stockholder of the Company and founder of GTI, to provide general consulting services to GTI. In exchange for Mr. Herold's services, the Company issued 145,000 shares of its Common Stock. The Company agreed to register the public resale of such shares with the SEC as soon as practicable.


         In November 1998, the Company entered into an agreement with Fontenelle to provide certain business and public relations consulting services to the Company. In exchange for such services, the Company issued 225,000 shares of its Common Stock valued at $.99 per share and granted 1,000,000 warrants to purchase shares of its Common Stock, at an exercise price of $1.00 per share with a three year term. In January 1999, Fontenelle exercised the warrants for $1,000,000.

         In February 1999, the Company agreed to register, with the SEC the public resale of certain of Fontenelle's shares. The Company further agreed to grant Fontenelle warrants to purchase an additional 750,000 shares in the event the Company did not obtain effectiveness of such registration statement by June 1, 1999. In April 1999, the Company, having determined that the effectiveness of such registration would be impossible, issued such warrants and Fontenelle exercised them at $1.00 per share.

ADDITIONAL ISSUANCES OF COMMON STOCK

         In fiscal 1999, Ken Israel and Jeff Maynard each received 10,000 shares of the Company's Common Stock as directors' compensation.

         In fiscal 1999, Mr. Israel received 600,000 of the Company's Common Stock shares in lieu of $150,000 compensation for fiscal 1998. Also in fiscal 1999, Mr. Israel received 175,648 shares of the Company's Common Stock by converting $35,000 of debentures.

         In fiscal 1999, Mr. Maynard received 200,000 shares of the Company's Common Stock in lieu of $20,000 compensation for fiscal 1998.

         In fiscal 1999, Harry Lowell received 177,443 shares of the Company's Common Stock by converting $150,000 of debentures. In fiscal 1999, Dr. Lowell and affiliates purchased 6,695,000 shares of the Company's Common Stock for $592,500 cash.

         In fiscal 1999, Mary Joy Stead, received 226,000 shares of the Company's Common Stock upon conversion of a $50,000 debenture held by her spouse, Jerre Stead. Also in fiscal 1999, Mary Joy Stead received 468,000 shares of the Company's Common Stock by converting $100,000 of debentures.

         In fiscal 1999, Phil LaCerte and affiliates purchased 1,000,000 shares of the Company's Common Stock for $1,500,000 cash.

         In fiscal 1999, Fontenelle, LLC purchased 500,000 shares of the Company's Common Stock for $500,000 cash. Also in fiscal 1999, Fontenelle, LLC received 1,000,000 shares of the Company's Common Stock by exercising 1,000,000 warrants.

         In fiscal 1999, Greg Appelhof purchased 53,333 shares of the Company's Common Stock for $20,000 cash. In connection, Mr. Appelhof received 53,333 warrants, at $1.00 for 2 years.

         In fiscal 1999 Stephan Herold purchased 1,333,000 shares of the Company's Common Stock for $500,000 cash. In connection with the stock purchase, Mr. Herold received 213,333 warrants at $.75 for 2 years and 213,333 warrants at $1.50 for 2 years. Also in fiscal 1999, Mr. Herold exercised 213,333 warrants for $159,999 cash. In fiscal 1999, Herold Marketing Associates, Inc, of which Mr. Herold is a principal stockholder, received 228,571 shares in connection with the Company's acquisition of the assets of GTI. In addition, Mr. Herold received 145,000 shares in connection with the Company's acquisition of the assets of GTI.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)    Consolidated Financial Statements

     VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                                                   Page
                                                                                   ----
          Independent Auditor's Report............................................ F-1

          Report of Independent Public Accountants................................ F-2

          Consolidated Balance Sheets at January 31, 1999 and 1998................ F-3

          Consolidated Statements of Operations for the years ended January 31,
          1999 and 1998 and for the period February 7, 1996 to
          January 31, 1997........................................................ F-4

          Consolidated Statements of Changes in Stockholders' Equity (Deficit)
          for the years ended January 31, 1999 and 1998 and the period
          February 7, 1996 to January 31, 1997.................................... F-5

          Consolidated Statements of Cash Flows for the years ended January 31,
          1999 and 1998 and the period February 7, 1996 to January 31, 1997....... F-11

          Notes to Consolidated Financial Statements for the years ended
          January 31, 1999 and 1998 and the period February 7, 1996 to
          January 31, 1997........................................................ F-12

          Accountants' Report..................................................... F-24

          Balance Sheets as of December 31, 1998 and 1997......................... F-26

          Statement of Income for the years ended December 31, 1998 and 1997...... F-28

          Statement of Retained Earnings for the year ended December 31, 1998 and 1997................................................................ F-29

          Statement of Cash Flows for the years ended December 31, 1998 and 1997.. F-30

          Notes to Financial Statements for the years ended December 31, 1998 and 1997................................................................ F-32

          Independent Auditor's Report............................................ F-37

          Balance Sheet as of December 31, 1996................................... F-39

          Statement of Income for the year ended December 31, 1996................ F-41

          Statement of Retained Earnings for the year ended December 31, 1996..... F-42

          Statement of Cash Flows for the year ended December 31, 1996............ F-43

          Notes to Financial Statements for the year ended December 31, 1996...... F-45

          Independent Auditor's Report............................................ F-50

          Financial Statement Schedule............................................ F-51

(a)(2)    None.
(a)(3)

          All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.


EXHIBITS                           DESCRIPTION
--------                           -----------

 3.1 Articles of Incorporation of the Company, as amended. Incorporated by reference from the Company's Form 10-SB as filed with the SEC on February 12, 1999.*

 3.2 By-Laws of the Company, as amended. Incorporated by reference from the Company's Form 10-SB as filed with the SEC on February 12, 1999.*

 4.1 Form of Stock Certificate, form of Stock Purchase Warrant and Stock Option Agreement. Incorporated by reference from the Company's Form 10-SB as filed with the SEC on February 12, 1999.*

 10.1 Asset Purchase Agreement dated January 28, 1999, by and among GTI Acquisition Corporation, Herald Marketing Associates, Incorporated, dba Graphics Technology, Inc. and Stephan G. Herold*

 10.2 Consulting Agreement dated January 28, 1999, between GTI Acquisition Corporation and Stephan G. Herold*

 10.3 Loan and Security Agreement dated February 11, 1999, by and among Virtual Technology Corporation, GTI*

 10.4 Acquisition Corporation and Coast Business Credit Fontenelle, L.L.C. Consulting Agreement*

 10.5     Consulting Agreement with Fontenelle, LLC.**

 10.6     Employment Agreement with Gregory Appelhof

 10.7     Employment Agreement with John Harvatine

 21. The Company has only one subsidiary, GTI Acquisition Corporation, a Minnesota Corporation, doing business as "Graphics Technology, Incorporated" and "GTI" none of the Company's other subsidiaries is a "significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X promulgated under the Securities Act of 1933, as amended.

 23.1     Consent of Lurie, Besikof, Lapidus & Co., LLP

 23.2     Consent of Copeland Buhl & Company, P.L.L.P.

 23.3     Consent of Samuel T. Kuntos

 24       Power of Attorney. Included in this 10-K under "Signatures."

 27       Financial Data Schedule
------------

(b) Reports on Form 8-K. The Company did not file any current reports on Form 8-K during the fourth quarter ended January 31, 1999.

(c)  See Part IV, Item 14(a)(3) and the exhibit list immediately above.

(d)  None.

  * Incorporated by reference from the Company's 10-SB, filed with the SEC on February 12, 1999.

 ** Incorporated by reference from the Company's amended Form S-8, filed with the SEC on April 15, 1999.

(27) - Financial Data Schedule

(99) --

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By: /s/ Gregory Appelhof
   ---------------------------------------------
    Gregory Appelhof
    Its: Chief Executive Officer and President (Principal Executive Officer)
Date:  May 3, 1999





                                POWER OF ATTORNEY

Each person whose signature to this Annual Report on Form 10-K appears below hereby appoints Gregory Appelhof and Kenneth Israel, or either of them, as his attorney-in-fact to sign on his behalf individually and in the capacity stated below and to file all amendments and post-effective amendments to this Annual Report on Form 10-K, and any and all instruments or documents filed as part of or in conception with this Annual Report on Form 10-K or the amendments thereto, and the attorney-in-fact, or either of them, may make such changes and additions to this Annual Report on Form 10-K as the attorney-in-fact, or either of them, may deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ John Harvatine
   ----------------------------------------------
     John Harvatine
     Its:  Chief Financial Officer (Principal Financial and Accounting Officer)
Date:  May 3, 1999


By: /s/ Kenneth Israel
   ----------------------------------------------
     Kenneth Israel
     Its:  Director
Date:  May 3, 1999

By: /s/ Jeff Maynard
   ----------------------------------------------
    Jeff Maynard
    Its:  Director
Date:  May 3, 1999

By: /s/ Philip Lacerte
   ----------------------------------------------
     Philip Lacerte
     Its:  Director
Date:  May 3, 1999

By: /s/ Gregory Appelhof
   ----------------------------------------------
     Gregory Appelhof
     Its:  Director
Date:  May 3, 1999