Form 10-Q
period 1999-04-30
VIRTUAL TECHNOLOGY CORP
filed 1999-06-15
CIK 1077597

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (Mark One)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended: April 30, 1999

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

      For the transition period from..................to..................

                        Commission file number: 00025397

                         VIRTUAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                 41-1639011
     (State or other jurisdiction)                    (IRS Employer
          of Incorporation)                        Identification Number)

                              3100 WEST LAKE STREET
                                    SUITE 400
                              MINNEAPOLIS, MN 55416
                    (Address of Principal Executive Offices)
                                 (612) 915-1122
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such that the registrant was required to file such reports), and (2) has shorter period been subject to such filing requirements for the past 90 days.

Yes....... No X

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of, June 11, 1999, the latest practicable date:
29,017,880


                                TABLE OF CONTENTS

ITEM                                                                                                      PAGE
----                                                                                                      ----

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.......................................................................      F-1

   Condensed Consolidated Balance Sheets (unaudited) at April 30, 1999
   and January 31, 1999.............................................................................      F-1

   Condensed Consolidated Statement of Operations (unaudited) for the three months ended April 30,
   1999 and 1998....................................................................................      F-2

   Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended April 30,
   1999 and 1998....................................................................................      F-3

   Notes to Condensed Consolidated  Financial Statements............................................      F-4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS............................................................        2

                                     Part II

                                Other Information

ITEM 1.  LEGAL PROCEEDINGS..........................................................................       10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................       10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................       10

PART I - FINANCIAL INFORMATION

         ITEM I. FINANCIAL STATEMENTS

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                            April 30,                    January 31,
                                     ASSETS                                                   1999                          1999
                                                                                        -----------------           ----------------
CURRENT ASSETS
  Cash                                                                                     $  2,293,189                $    125,993
  Accounts receivable, net                                                                    6,932,209                   4,497,292
  Stock subscription, subsequently collected                                                          -                   2,676,436
  Loan from related party                                                                       123,750                           -
  Inventories, net                                                                            3,731,079                   5,236,292
  Other current assets                                                                        6,569,760                   2,761,670
                                                                                           ------------                ------------
TOTAL CURRENT ASSETS                                                                         19,649,987                  15,297,683
                                                                                           ------------                ------------

FURNITURE AND EQUIPMENT                                                                        417,274                     381,662
                                                                                           ------------                ------------

OTHER ASSETS
  Goodwill                                                                                    8,240,979                   8,345,295
  Covenant not to compete                                                                       458,333                     500,000
  Consulting agreement                                                                          955,272                   1,042,115
  Prepaid investor relation services                                                             96,200                     103,600
  Loan fees                                                                                   3,054,588                      50,250
  Deposits                                                                                       18,484                      21,973
                                                                                           ------------                ------------
                                                                                           $ 32,891,117                $ 25,742,578
                                                                                           ============                ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                         $  7,530,603                $  7,163,358
  Accrued expenses and other current liabilities                                              1,274,044                   1,884,983
  Notes payable                                                                               3,300,000                   7,295,673
  Line of credit                                                                              4,040,209                           -
  Current amount of capital lease obligations                                                    11,072                      10,628
  Loans from related parties                                                                          -                      45,000
                                                                                           ------------                ------------
TOTAL CURRENT LIABILITIES                                                                    16,155,928                  16,399,642
                                                                                           ------------                ------------

OTHER LIABILITIES
   Loans from related parties                                                                   199,000                     371,543
   Capital lease obligations, net of current amount                                              46,327                      49,267
                                                                                           ------------                ------------
                                                                                                245,327                     420,810
                                                                                           ------------                ------------

STOCKHOLDERS' EQUITY
  Preferred stock - 5,000,000 share authorized;
     none issued                                                                                      -                           -
  Common stock - no par value; 50,000,000 shares
     authorized; shares issued and outstanding -
     27,860,304 and 25,345,963, respectively                                                 33,589,346                  17,572,796
  Stock subscription receivable                                                                (925,000)                   (925,000)
  Accumulated deficit                                                                       (16,174,484)                 (7,725,670)
                                                                                           ------------                ------------
                                                                                             16,489,862                   8,922,126
                                                                                           ------------                ------------

                                                                                           $ 32,891,117                $ 25,742,578
                                                                                           ============                ============

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                                                                                      Three months ended
                                                                                        April 30, 1999                April 30, 1998
                                                                                       ---------------                --------------
NET SALES                                                                               $ 17,382,763                   $    589,978

COST OF GOODS SOLD                                                                        16,170,002                        710,040
                                                                                        ------------                   ------------

Gross profit (loss)                                                                        1,212,761                       (120,062)
                                                                                        ------------                   ------------

OPERATING EXPENSES
  Sales and marketing                                                                      1,316,802                        148,588
  General and administrative                                                               1,393,165                        182,331
  Consulting services                                                                      2,504,789                              -
  Amortization of intangibles                                                                232,826                              -
                                                                                        ------------                   ------------
                                                                                           5,447,582                        330,919
                                                                                        ------------                   ------------

LOSS FROM OPERATIONS                                                                      (4,234,821)                      (450,981)
                                                                                        ------------                   ------------

OTHER INCOME (EXPENSE)
  Warrant in lieu of stock registration                                                   (3,705,000)                             -
  Amortization of loan fees                                                                 (277,690)                             -
  Interest expense                                                                          (178,338)                             -
  Other expense                                                                              (52,965)                       (19,833)
                                                                                        ------------                   ------------
                                                                                          (4,213,993)                       (19,833)
                                                                                        ------------                   ------------

NET LOSS                                                                                $ (8,448,814)                  $   (470,814)
                                                                                        ============                   ============


NET LOSS PER COMMON SHARE - BASIC AND
   DILUTED                                                                              $      (0.32)                  $      (0.05)
                                                                                        ============                   ============
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED                                                        26,650,512                      9,898,308


                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                                       Three months ended
                                                                                           April 30, 1999            April 30, 1998
                                                                                          ----------------           ---------------
OPERATING ACTIVITIES
        Net loss                                                                              $(8,448,814)              $  (470,814)
        Adjustments to reconcile net loss to net cash
        used by operating activities
            Stock issued for services                                                           2,622,916                    54,375
            Amortization                                                                          510,515                         -
            Warrant in lieu of stock registration                                               3,705,000                         -
            Depreciation                                                                           27,687                     2,540
            Changes in operating assets and liabilities
               Accounts and other receivables                                                  (2,434,917)                 (161,688)
               Inventory                                                                        1,505,213                     8,287
               Other current assets                                                              (264,106)                  (47,666)
               Security deposits                                                                    3,489                         -
               Accounts payable                                                                   367,245                   341,421
               Accrued liabilities                                                               (610,939)                   56,133
                                                                                              -----------               -----------
                   Net cash used by operating activities                                       (3,016,711)                 (217,412)
                                                                                              -----------               -----------

INVESTING ACTIVITIES
        Purchases of furniture and equipment                                                      (63,299)                   (4,762)
        Loan to related party                                                                    (123,750)                        -
                                                                                              -----------               -----------
                   Net cash used by investing activities                                         (187,049)                   (4,762)
                                                                                              -----------               -----------

FINANCING ACTIVITIES
        Line of credit                                                                          4,040,209                         -
        Payment on note payable                                                                (3,995,673)                        -
        Payments on capital leases                                                                 (2,496)                     (286)
        Loans from related parties                                                               (217,543)                        -
        Loan fees                                                                                (209,527)                        -
        Proceeds from options and warrants exercised                                              854,500                         -
        Proceeds from issuance of common stock                                                  2,225,050                   244,000
        Subscription Receivable                                                                 2,676,436                         -
                                                                                              -----------               -----------
                   Net cash provided by financing activities                                    5,370,956                   243,714
                                                                                              -----------               -----------

NET INCREASE IN CASH                                                                            2,167,196                    21,540

CASH
        Beginning of period                                                                       125,993                     3,649

                                                                                              -----------               -----------
        End of period                                                                         $ 2,293,189               $    25,189
                                                                                              ===========               ===========

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Virtual Technology Corporation and subsidiaries (the "Company" or "VTC") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the three months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

         Principles of Consolidation

         The condensed consolidated financial statements include the accounts of Virtual Technology Corporation and its wholly owned subsidiaries, GTI Acquisition Corporation and Virtual Technology (UK), Limited. VTL was a nonoperating entity during the first quarter of fiscal 2000. All significant intercompany accounts and transactions have been eliminated.

2.       The Company

         Virtual Technology Corporation (VTC) is an internet retailer of high performance computer hardware, software and peripheral products to sophisticated computer and internet users. GTI Acquisition Corporation
         (GTI), wholly owned subsidiary, is a leading distributor of computer peripheral equipment to wholesale and retail outlets throughout the United States and Canada.

         Virtual Technology (UK), Limited (VTL), formerly known as Ashmount Research Ltd., is a wholly owned subsidiary located in the United Kingdom. VTL was dormant during fiscal 1999 and the first quarter of fiscal 2000 but is expected to begin new operations as a European electronic commerce business during fiscal 2000.

3.       Other Current Assets -

         Other current assets consist of the following:




                                                               April 30,                January 31,
                                                                 1999                      1999
                                                              ------------             --------------
                  Prepaid consulting and service agreements   $6,303,530                $2,546,630
                  Credit card company holdbacks                  174,000                   174,000
                  Other                                           92,230                    41,040
                                                              ----------                ----------
                                                              $6,569,760                $2,761,670
                                                              ==========                ==========


         In the first quarter of fiscal 2000 the Company entered into consulting and service agreements whereby the Company receives, generally over a period of one year or less as specified in the agreements, investment banking, legal and other services.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.       Other Current Assets -

         As consideration for these agreements the Company paid cash, issued common stock, issued warrants to purchase common stock, or a combination thereof. The Company valued the equity consideration based on the quoted market price of the Company's common stock. The cost of the agreements is being amortized over the contract service period.

4.       Loan Fees -

         In February 1999, the Company entered into a 3-year credit agreement with Coast Business Credit to provide financing of up to $10,000,000, based upon eligible receivables and inventory (See Line of Credit). In connection with setting up the agreement the Company incurred certain fees and expenses, paid for with a combination of cash, stock and warrants to purchase the Company's common stock. The loan fees are being amortized over the term of the agreement. The loan fees and accumulated amortization are as follows:




                                                               April 30,        January 31,
                                                                 1999              1999
                                                              ---------         ---------

                  Loan fees                                   $3,332,278        $  50,250
                  Less:  accumulated amortization                277,690            -
                                                              ----------        ---------
                                                              $3,054,588        $  50,250
                                                              ==========        =========


4.       Line of Credit -

         In February 1999, the Company entered into a credit agreement with Coast Business Credit to provide financing of up to $10,000,000, based upon eligible receivables and inventory. The loan bears interest at the prime rate plus 1.5% and expires March 31, 2002. As part of the agreement, the Company may also borrow up to $250,000 for capital expenditures at the bank's reference rate plus 2.0%, not subject to eligible receivables and inventory. In addition, the Company may borrow up to $500,000 at the bank's reference rate plus 2%, payable in 24 equal monthly installments, also not based on eligible receivables and inventory. The notes are collateralized by all of the assets of the Company. As of April 30, 1999 the company had borrowed $4,040,209 on the line of credit and approximately $3,300,000 of additional borrowing was available under the agreement.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.       Notes Payable -

         Notes payable consist of the following:




                                                                     April 30        January 31,
                                                                       1999            1999
                                                                   ------------    ---------------

                  Payable to Herald Marketing, interest imputed
                     at 9.75%:
                           Due February 27, 1999                     $   -           $ 3,967,936
                           Due April 28, 1999                          3,300,000       3,220,664
                  8% notes payable to former stockholder of
                     VTL in settlement of litigation                     -                93,129
                  Other notes                                            -                13,944
                                                                     -----------     -----------
                                                                     $ 3,300,000     $ 7,295,673
                                                                     ===========     ===========


6.       Operating Segments and Related Information -

         Prior to January 28, 1999, the Company operated in one segment, internet sales. In connection with the acquisition of GTI, the Company now operates in two segments, internet sales and distribution sales to retail and wholesale outlets. Identifiable assets and operating data as of and for the three months ended April 30, 1999 are as follows:

                                                                      e-commerce      Distribution
                                                                      ----------      ------------

                  Assets                                            $ 13,625,414    $ 19,265,703
                                                                      ==========      ==========

                  Sales                                             $  1,878,780    $ 15,503,983
                  Cost of goods sold                                   1,826,475      14,343,527
                                                                      ----------      ----------
                  Gross profit                                      $     52,305    $  1,160,456
                                                                      ==========      ==========



7.       Supplemental Disclosures of Cash Flow Information -

                                                                April 30,             April 30,
                                                                  1999                1998
                                                                  ----                ----

                  Cash paid for interest                      $  110,900             $   243

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.       Supplemental Disclosures of Cash Flow Information -

                  Warrants issued for prepaid consulting
                          and service agreements                        $7,062,000              $ -
                  Stock issued for consulting services                   5,875,000                -
                  Stock issued in lieu of compensation                       -                   54,375


8.       Subsequent Events -

         In May 1999, the Company issued 1,157,576 shares of common stock for cash.

         In May 1999, the Company issued warrants to purchase 200,000 shares of the Company's common stock for two years at an exercise price of $9.00 per share in connection with a portion of the above issuance of common stock.

         In June 1999, Lenhoff Capital Partners, Inc., ("LCP") commenced suit against the Company. LCP alleges that the Company failed to pay $120,000 of a "success fee" and to issue stock purchase warrants to LCP as consideration for introductions to Coast Business Credit. The suit also alleges that the Company failed to pay LCP an additional fee after the Company, without LCP's assistance, obtained private equity funding in January 1999. LCP seeks monetary damages and of the issuance of a stock purchase warrant. The Company intends to vigorously defend against the suit. As of April 30, 1999, the Company has not provided any reserves related to such lawsuit in its financial statements.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT AND "RISK FACTORS" INCLUDED IN THE COMPANY'S FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 1999. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS, AS PERMITTED AND COVERED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE CURRENT EXPECTATIONS OF THE COMPANY, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THIS INFORMATION. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE.

         OVERVIEW

         Virtual Technology Corporation ("VTC") or ("The Company") is the parent of two complementary business units: Virtual-world.com and Graphics Technologies, Inc. ("GTI"). Both units provide computer manufacturers with channels to deliver their products to the end consumer. Virtual-world.com provides products to the end user by purchasing products directly from manufacturers or from distribution partners. GTI provides manufacturers with a distribution channel to sell their products to dealers, resellers, value-added resellers ("VARs") and integrators who then sell them to the end user. VTC's management directs the overall business and provides integration and leadership to the two business units.

         Virtual-world.com is an Internet retailer of high performance computer hardware, software and peripheral products to sophisticated computer and Internet users. Through its e-commerce web site at www.virtual-world.com (the Company disclaims the inclusion of this web site in this Form 10-Q), Virtual-world.com offers more than 42,000 units of selective high-performance, brand name computer equipment. Virtual-world.com offers an online specialized store that is intended to provide one-stop shopping for its targeted domestic and international customers, 24 hours a day, seven days a week. Virtual-world.com's online store features a fun, easy to navigate interface, competitive pricing, extensive product information and powerful search capabilities.

         Virtual-world.com began online marketing of a proprietary email and newsgroup software in January 1997. In October 1997, Virtual-world.com launched its e-commerce site offering a range of selective high-performance brand names for computer equipment and software programs. To facilitate its expansion, Virtual-world.com formed alliances with GTI, Ingram Micro ("Ingram") and Tech Data Corporation ("Tech Data") to provide the Company with a "virtual inventory" of hardware and software products. These three entities provide order fulfillment, shipping, and post sale customer support.

         Virtual-world.com derives its revenue primarily from sales of third-party computer hardware, software and accessories. Revenues from the sale of computer products, net of estimated returns, are recognized upon shipment of the physical product to the end-user. The amount payable to the supplier is reported as cost of sales. A majority of Virtual-world.com's sales are through credit cards. Virtual-world.com uses a credit card screening service to mitigate the risk of credit card fraud, thereby reducing the credit risk involved with accepting credit cards. Virtual-world.com bears full credit risk on non-credit card sales. Virtual-world.com, through its network of suppliers, maintains a supply of certain computer products to meet the delivery requirements of its customers.

         In January 1999, the Company acquired substantially all of GTI's assets. The Company plans to leverage GTI's buying power to improve gross margins in the sale of computer products on Virtual-world.com's website, but there is no assurance that such buying efficiencies can or will be achieved.

         GTI is a leading distributor of computer peripheral equipment to wholesale and retail outlets throughout the United States and Canada. GTI specializes in high performance computer equipment, computer integrated systems design and the assembly and sale of complete computer systems. GTI purchases products directly from more than 40 manufacturers of computer related products, and maintains an inventory stock of approximately 1,600 products.

         GTI derives its revenue primarily from sales of third-party computer hardware and accessories. Revenues from the sale of computer products, net of estimated returns, are recognized upon shipment of the physical product to the customer. The amount payable to the supplier is reported as cost of sales. GTI bears full credit risk with respect to substantially all sales.

         The Company has a limited operating history upon which investors may evaluate its business and prospects. At February 7, 1996, the Company was essentially a shell corporation without any products or revenues. Since such date, the Company has incurred significant losses, and as of April 30, 1999 had an accumulated deficit of approximately $16.2 million. The Company intends to continue to expend significant financial and management resources on the development of additional services, sales and marketing, improved technology, acquisitions and expanded operations. As a result, the Company expects to incur substantial additional losses and continued negative cash flow from operations for the foreseeable future, and management anticipates that such losses will increase substantially from current levels.

         There can be no assurance that the Company's sales will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as e-commerce.

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

RESULTS OF OPERATIONS

         The following table sets forth statement of operations data for the periods indicated as a percentage of revenues:

                                                     Three Months Ended
                                              April 30, 1999     April 30, 1998
                                              --------------     --------------
Sales ..................................      100.0%              100.0%
Cost of goods sold .....................       93.0               120.4
                                              -----               -----
         Gross profit ..................        7.0               (20.4)

Operating expenses .....................       31.3                56.1
                                              -----               -----
Loss from operations ...................      (24.4)              (76.4)

Other expenses (net) ...................      (24.2)               (3.4)
                                              -----               -----
Net loss ...............................      (48.6)              (79.8)
                                              =====               =====

         NET SALES. The Company derives its revenue primarily from sales of third-party computer hardware, software and accessories. The Company recognizes revenue from the sale of computer products upon shipment of the physical product to the customer. Net sales are comprised of the gross selling price of products sold by the Company, net of estimated returns. The Company bears credit risk with respect to a majority of its sales. The Company's net sales increased to $17.4 million for the three months ended April 30, 1999, from $590,000 for the three months ended April 30, 1998, reflecting an increase of $16.8 million or 2,846%. This sales increase included a $1.4 million or 234% increase for Virtual-world.com (e-commerce) sales and a $15.9 million increase for GTI (distribution) sales as a result of the GTI acquisition, offset by the elimination of intercompany sales. The Virtual-world.com increase was primarily the result of the growth of Internet sales through the Company's web-site. The Company acquired GTI on January 28, 1999, therefore did not report net sales prior to that date.

         COST OF GOODS SOLD. Cost of goods sold consists primarily of the amounts payable to computer manufacturers for products sold to the end-user and related shipping and distribution costs. Cost of goods sold during the three months ended April 30, 1999 was $16.2 million, or 93.0% of net sales, reflecting an increase of $15.5 million or 2,177%. The cost of goods sold increase includes a $1.2 million or 170% increase for Virtual-world.com cost of goods sold and a $14.7 million increase for GTI cost of goods sold as a result of the GTI acquisition, offset by the elimination of intercompany cost of goods sold. The Virtual-world.com increase was primarily the result of the increase in sales. Prior to the three months ended January 31, 1999, the Company did not report cost of goods sold for GTI.

         OPERATING EXPENSES. Operating expenses consist principally of sales and marketing, general and administrative, consulting services and amortization of intangibles. Sales and marketing expenses, which include sales and marketing personnel expenses and advertising and promotional expenses, increased to $1.3 million during the three months ended April 30, 1999 from $149,000 for the three months ended April 30, 1998. The primary components of the increase were an increase in advertising and promotion expenditures of $704,000 and an increase in sales and marketing personnel expenses of $464,000. As a percentage of net sales, sales and marketing expenses were 7.6% in the three months ended April 30, 1999, as compared to 25.2% in the three months ended April 30, 1998. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and to develop marketing programs.

         General and administrative expenses consist principally of executive, accounting and administrative personnel expenses, legal, and accounting expenses, occupancy and bad debt expense. General and administrative expenses increased to $1.4 million for the three months ended April 30, 1999 from $182,000 for the three months ended April 30, 1998. The three months ended April 30, 1999 increase over the three months ended April 30, 1998, was primarily due to an increase in personnel expense of $578,000, and legal, accounting and other professional services of $309,000. As a percentage of net sales, general and administrative expenses were 8.0% during the three months ended April 30, 1999, compared to 30.9% for the three months ended April 30, 1998.

         Consulting services consist primarily of financial and other services contracts paid with cash, common stock and warrants to purchase common stock or a combination thereof. In the three months ended April 30, 1999, the Company recognized $2.5 million of non-cash consulting services expenses from a combination of previous agreements and new agreements, generally written for a term of one year. There were no consulting services for the three months ended April 30, 1998. The Company will continue to recognize the cost of existing noncash consulting agreements over the course of fiscal 2000, with the total charge to exceed $8 million for the entire fiscal year. There may be substantial additional charges if the Company enters into additional agreements.

         Amortization of intangibles consists of goodwill, a covenant not to compete and a consulting agreement, all associated with the acquisition of GTI. Amortization totaled $233,000 for the three months ended April 30, 1999, compared with no amortization for the three months ended April 30, 1998.

          OTHER EXPENSE. Other expense consists primarily of a $3.7 million charge for warrants issued in April 1999 in lieu of the registration of certain shares of common stock as required in a November, 1998 consulting agreement. The Company used the Black-Scholes option model and the quoted market price of the Company's common stock to value the warrants. Additional other expenses include $278,000 for amortization of loan fees and interest expense of $178,000. The loan fee expense and $74,000 of the interest expense relate to a collateralized 3 year $10 million line of credit with Coast Business Credit ("Coast"). The balance of the interest is primarily related to a $111,000 discount on the notes payable to Herold Marketing as a result of the acquisition of GTI.

 LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed its operations primarily through the private placement of equity and debt securities. Primary uses of cash have been to fund the operation of the Company through its development stage, the acquisition of subsidiary businesses, and increases in inventory and accounts receivable. If the Company is successful in achieving continued revenue growth, its working capital requirements are likely to increase.

         Cash provided by financing activities was $5.4 million for the three months ended April 30, 1999, as compared to cash provided by financing activities of $244,000 for the three months ended April 30, 1998. During the three months ended April 30, 1999, the Company received $5.8 million from issuance of equity securities and the collection of a stock subscription receivable of $2.7 million. In addition, the Company borrowed $4.0 million under the loan and security agreement with Coast Business Credit, a division of Southern Pacific Bank (the "Coast Agreement"). Proceeds from these financing activities were used to retire a $4.0 million note payable to Herold Marketing in connection with the Company's acquisition of GTI. The Company also used the proceeds to retire $218,000 of loans to related parties and paid $210,000 in loan fees to establish the Coast Agreement.

         Net cash used by operating activities for the Company during the three months ended April 30, 1999, was $3.0 million versus $217,000 for the three months ended April 30, 1998. Net cash used by operating activities for the Company during the three months ended April 30, 1999 was primarily the result of net operating losses and increases in accounts receivables, offset in part by decreases in inventory and non-cash expenses. Net cash used by operating activities for the Company during the three months ended April 30, 1998 was primarily the result of net operating losses and increases in inventory offset by increases in accounts payable.

         For the three months ended April 30, 1999, the Company used $63,000 for purchases of furniture and equipment and $124,000 for loans to a related party for the development of a TV infomercial business.

         On January 28, 1999, the Company acquired substantially all of the assets of GTI and assumed certain of GTI's liabilities. The purchase price was $10.1 million, $1.0 million of which the Company paid at closing primarily out of funds generated from the sale during the three months ended January 31, 1999 of its equity securities. Under the terms of the acquisition agreement, the Company paid an additional $4.0 million of the purchase price in February 1999 by repayment of a promissory note.

         The Company acquired the funds to retire such note from borrowings under the Coast Agreement. Under the Coast Agreement, the Company may borrow up to $10.0 million based upon eligible receivables and inventory at an interest rate equal to 1.5% in excess of the bank's reference rate. As part of the overall credit facility, the Company may borrow up to $250,000 for capital expenditure purchases at an interest rate equal to 2% in excess to the bank's reference rate, not subject to eligible receivables and inventory. Further, the Company may borrow up to $500,000 at an interest rate equal to 2% in excess of the bank's reference rate, payable in 24 equal monthly installments, also not based on eligible receivables and inventory. In May 1999, the Company paid an additional $2.7 million of the remaining $3.3 million promissory note under the acquisition agreement. The payment differential is due to certain post-closing adjustments still under negotiation between the Company and Herold Marketing Associates, Inc. The Company believes these post-closing adjustments will be finalized shortly. The Company made the payment on such note out of cash from the private placement of the Company's securities and from additional advances under the Coast Agreement.

         Although the Company, as consolidated with GTI, has no material commitments for capital expenditures, the Company anticipates that it will expend up to $400,000 over the balance of fiscal 2000 on additional computer hardware resources, including e-commerce servers, Year 2000 compliance issues and expansion of the Company's principal executive offices. The Company's capital expenditures could be materially different if the Company's operating plans are altered.

         As of April 30, 1999, the Company, as consolidated with GTI, had cash of approximately $2.3 million. At such date, the Company owed $4.0 million under the Coast Agreement and estimates that it had additional borrowing capacity thereunder of approximately $3.3 million. Based upon management's current plans, the Company, as consolidated with GTI, believes that its existing cash, borrowing capacity under the Coast Agreement and cash generated from operations will be adequate to support the Company's operations through the end of fiscal 2000. However, if the Company does not achieve its planned operating results, if the Company is unable to utilize its borrowing capacity under the Coast Agreement as planned or if management's plans change materially, the Company may be required to raise additional equity or debt financing to support continued operations and growth. In this case, there is no assurance that such funds will be available to the Company at terms acceptable to it, or at all.

YEAR 2000 COMPLIANCE.

         Like many other companies, the Company faced risks associated with Year 2000 computer issues. If the Company's internal management information systems and external electronic commerce information systems do not correctly recognize and process date information beyond the year 1999, it could have a significant adverse impact on the Company's ability to process client and end-user transactions, which could create significant potential liability for the Company. To address potential Year 2000 issues with its internal and external systems, the Company has evaluated such systems. The evaluation determined that the Virtual-world.com software platform is Year 2000 compliant. However, it was also determined that GTI's internal information systems, including sales and purchase order processing, inventory management, accounts payable and receivable and general ledger, are not Year 2000 Compliant. Remediation is proceeding, and the Company currently plans to have changes to these systems completed and tested by September 30, 1999. These activities are intended to encompass all major categories of systems used by the Company, including electronic commerce, sales processing, sales and financial systems. The initial assessment indicated that certain internal systems should be upgraded or replaced as part of a solution to the Year 2000 problem.

         The Company has tested the potential of using virtual-world.com's software platform for GTI's business operations and does not believe that an appropriate conversion can be timely effected. Accordingly, the Company is now in the process of implementing the newer version of GTI's existing software. Although the software manufacturer has represented the Year 2000 compliance of its newer version, GTI has not tested the software and cannot assure its Year 2000 compliance or timely installation. Any expenditures related to ensuring Year 2000 compliance do not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business.

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

PART II-OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         In June 1999, Lenhoff Capital Partners, Inc. ("LCP") commenced suit against the Company in the U.S. District Court for the Northern District of Illinois, Eastern Division. LCP alleges that the Company failed to pay $120,000 of a "success fee" and to issue stock purchase warrants to LCP as consideration for introductions to Coast Business Credit. The suit also alleges that the Company failed to pay LCP an additional fee after the Company, without LCP's assistance, obtained private equity funding in January 1999. LCP seeks monetary damages and the issuance of a stock purchase warrant. The Company intends to vigorously defend against the suit.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None

         (b)      None

         (c)      Recent Sales of Unregistered Securities.

         (1) Sales for cash consideration to accredited investors only pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the "Act"):

         Between February 1 and April 30, 1999, the Company issued 1,514,341 shares of its Common Stock for $3,079,500 to seven investors.

         (2) Issuance of options and warrants involving no sale of securities:

         Between February 1 and April 30, 1999, the Company granted to 5 entities an aggregate of 1,475,000 warrants to purchase shares of the Company's Common Stock, exercisable at prices ranging between $1.00 and $6.29 per share.

         (d)      None

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

EXHIBITS

10.1 Loan and Security Agreement dated February 11, 1999, by and among Virtual Technology Corporation, GTI Acquisition Corporation and Coast Business Credit*

10.2              Consulting Agreement with Fontenelle, LLC.**

10.3              Employment Agreement with Gregory Appelhof***

10.4              Employment Agreement with John Harvatine***

10.5              Consulting Agreement with Donna Miller****

27                Financial Data Schedule
------------

(b) Reports on Form 8-K. The Company did not file any current reports on Form 8-K during the first three months ended April 30, 1999.

  * Incorporated by reference from the Company's 10-SB, filed with the SEC on February 12, 1999. SEC file #000-25397


 ** Incorporated by reference from the Company's amended Form S-8, filed with the SEC on April 15, 1999. SEC file #333-78621

*** Incorporated by reference from the Company's Form 10-K, filed with the SEC on May 6, 1999. SEC file #333-72849


**** Incorporated by reference from the Company S-8, filed with the SEC on May 17, 1999. SEC file #333-78619


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Virtual Technology Corporation
                                            (Registrant)

                                            By:  /s/ Greg Appelhof
                                               ------------------------------
                                            Its:  Chief Executive Officer
                                                -----------------------------
                                            Date:    June 14, 1999
                                                 ----------------------------
                                            By:      /s/ John Harvatine
                                               ------------------------------
                                            Its:     Chief Financial Officer
                                                -----------------------------
                                            Date:    June 14, 1999
                                                 ----------------------------

                                  EXHIBIT INDEX

EXHIBITS                  DESCRIPTION
--------                  -----------
27                         Financial Data Schedule