Form 10-Q
period 1999-07-31
VIRTUAL TECHNOLOGY CORP
filed 1999-09-14
CIK 1077597

                                     FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (Mark One)

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended: July 31, 1999

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

      For the transition period from                  to
                                     ----------------   ----------------

                        Commission file number: 000-25397

                         VIRTUAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                    MINNESOTA                               41-1639011
          (State or other jurisdiction                    (IRS Employer
               of Incorporation)                       Identification Number)

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

                                  Yes X  No
                                     ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 9, 1999, the latest practicable date: 30,528,674

                                TABLE OF CONTENTS


ITEM                                                                                                      PAGE

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.......................................................................       2

   Condensed Consolidated Balance Sheets (unaudited) at July 31, 1999
   and January 31, 1999.............................................................................       2

   Condensed Consolidated Statements of Operations (unaudited) for the three and six months
   ended July 31, 1999 and 1998.....................................................................       4

   Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended
   July 31, 1999 and 1998...........................................................................       6

   Notes to Condensed Consolidated Financial Statements (unaudited).................................       8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS............................................................       13

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..........................................................................       21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................       21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS........................................................................................       22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................       23

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                        July 31,                  January 31,
                        ASSETS                                                           1999                        1999
                                                                                     -------------                -----------
CURRENT ASSETS
  Cash                                                                               $     519,212                $   125,993
  Accounts receivable, net                                                               7,672,345                  4,497,292
  Stock subscription, subsequently collected                                                     -                  2,676,436
  Loan to related party                                                                    123,750                          -
  Inventories                                                                            2,844,279                  5,236,292
  Other current assets                                                                   3,115,714                  2,761,670
                                                                                     -------------                -----------
TOTAL CURRENT ASSETS                                                                    14,275,300                 15,297,683
                                                                                     -------------                -----------
FURNITURE AND EQUIPMENT                                                                    498,621                    381,662
                                                                                     -------------                -----------
OTHER ASSETS
  Goodwill                                                                               8,136,663                  8,345,295
  Covenant not to compete                                                                  416,667                    500,000
  Consulting agreement                                                                     868,429                  1,042,115
  Prepaid investor relations services                                                       88,800                    103,600
  Loan fees                                                                              2,776,899                     50,250
  Deposits                                                                                  18,483                     21,973
  Investment in securities                                                                 200,000                          -
                                                                                     -------------                -----------
                                                                                        12,505,941                 10,063,233
                                                                                     -------------                -----------
                                                                                     $  27,279,862                $25,742,578
                                                                                     =============                ===========


      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        July 31,                  January 31,
                                                                                          1999                       1999
                                                                                     -------------                -----------
CURRENT LIABILITIES
  Accounts payable                                                                   $   7,768,567                $ 7,163,358
  Accrued expenses and other current liabilities                                         2,013,205                  1,884,983
  Current amount of notes payable                                                          821,502                  7,295,673
  Line of credit                                                                         4,041,925                          -
  Current amount of capital lease obligations                                               11,265                     10,628
  Loans from related parties                                                                     -                     45,000
                                                                                     -------------                -----------
TOTAL CURRENT LIABILITIES                                                               14,656,464                 16,399,642
                                                                                     -------------                -----------

OTHER LIABILITIES
  Notes payable, net of current amount                                                     250,000                          -
  Loans from related parties                                                                30,000                    371,543
  Capital lease obligations, net of current amount                                          43,534                     49,267
                                                                                     -------------                -----------
                                                                                           323,534                    420,810
                                                                                     -------------                -----------
STOCKHOLDERS' EQUITY
  Common stock - $.001 par value, no par value as of January 31, 1999;
     100,000,000 shares authorized; shares issued and outstanding -
     28,851,180 and 25,345,963, respectively                                                28,851                 17,572,796
  Additional paid in capital                                                            33,907,382                          -
  Stock subscription receivable                                                           (925,000)                  (925,000)
  Accumulated deficit                                                                  (20,711,369)                (7,725,670)
                                                                                     -------------                -----------
                                                                                        12,299,864                  8,922,126
                                                                                     -------------                -----------
                                                                                     $  27,279,862                $25,742,578
                                                                                     =============                ===========

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                 Three months ended
                                                                                     July 31, 1999                July 31, 1998
                                                                                     -------------                -------------
NET SALES                                                                            $  16,514,314                $     952,211

COST OF GOODS SOLD                                                                      15,311,945                      905,098
                                                                                     -------------                -------------

GROSS MARGIN                                                                             1,202,369                       47,113
                                                                                     -------------                -------------

OPERATING EXPENSES
  Sales and marketing                                                                    1,748,479                      336,729
  General and administrative                                                             1,766,225                      192,320
  Consulting services                                                                    1,602,158                            -
  Amortization of intangibles                                                              232,827                            -
                                                                                     -------------                -------------
                                                                                         5,349,689                      529,049
                                                                                     -------------                -------------
LOSS FROM OPERATIONS                                                                    (4,147,320)                    (481,936)
                                                                                     -------------                -------------
OTHER INCOME (EXPENSE)
  Amortization of loan fees                                                               (277,690)                           -
  Interest expense                                                                        (108,045)                     (19,915)
  Other                                                                                     (3,831)                      63,828
                                                                                     -------------                -------------
                                                                                          (389,566)                      43,913
                                                                                     -------------                -------------
NET LOSS                                                                             $  (4,536,886)               $    (438,023)

NET LOSS PER COMMON SHARE - BASIC AND
   DILUTED                                                                           $        (.16)               $        (.03)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED                                                      28,937,317                   15,796,036

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                  Six months ended
                                                                                     July 31, 1999                July 31, 1998
                                                                                     -------------                -------------
NET SALES                                                                            $  33,897,077                $   1,542,189

COST OF GOODS SOLD                                                                      31,481,947                    1,615,138
                                                                                     -------------                -------------
GROSS MARGIN                                                                             2,415,130                      (72,949)
                                                                                     -------------                -------------
OPERATING EXPENSES
  Sales and marketing                                                                    3,065,281                      485,317
  General and administrative                                                             3,159,389                      374,651
  Consulting services                                                                    4,106,947                            -
  Amortization of intangibles                                                              465,653                            -
                                                                                     -------------                -------------
                                                                                        10,797,270                      859,968
                                                                                     -------------                -------------
LOSS FROM OPERATIONS                                                                    (8,382,140)                    (932,917)
                                                                                     -------------                -------------
OTHER INCOME (EXPENSE)
  Warrant in lieu of stock registration                                                 (3,705,000)                           -
  Amortization of loan fees                                                               (555,379)                           -
  Interest expense                                                                        (286,383)                     (39,748)
  Other                                                                                    (56,797)                      63,828
                                                                                     -------------                -------------
                                                                                        (4,603,559)                      24,080
                                                                                     -------------                -------------
NET LOSS                                                                             $ (12,985,699)               $    (908,837)
                                                                                     =============                =============

NET LOSS PER COMMON SHARE - BASIC AND
   DILUTED                                                                           $       (0.47)               $       (0.07)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED                                                      27,812,866                   12,915,468

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  Six months ended
                                                                                     July 31, 1999                July 31, 1998
                                                                                     -------------                -------------
OPERATING ACTIVITIES
        Net loss                                                                     $ (12,985,699)               $    (908,837)
        Adjustments to reconcile net loss to net cash
        used by operating activities
            Stock issued for services                                                    4,248,263                      246,937
            Amortization                                                                 1,021,030                            -
            Warrant in lieu of stock registration                                        3,705,000                            -
            Depreciation                                                                    62,430                        5,079
            Changes in operating assets and liabilities
               Accounts and other receivables                                           (3,175,053)                    (500,205)
               Inventory                                                                 2,392,013                        8,287
               Other current assets                                                       (333,621)                     (74,664)
               Security deposits                                                             3,490                            -
               Accounts payable                                                            605,209                      232,093
               Accrued liabilities                                                         128,222                     (107,955)
                                                                                     -------------                -------------
                   Net cash used by operating activities                                (4,328,716)                  (1,099,265)
                                                                                     -------------                -------------
INVESTING ACTIVITIES
        Purchases of furniture and equipment                                              (179,389)                      (4,762)
        Loan to related party                                                             (123,750)                           -
        Investment in securities                                                          (200,000)                           -
                                                                                     -------------                -------------
                   Net cash used by investing activities                                  (503,139)                      (4,762)
                                                                                     -------------                -------------

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)


                                                                                                Six Months Ended
                                                                                        July 31, 1999      July 31, 1998
                                                                                        -------------      -------------
FINANCING ACTIVITIES
        Proceeds from line of credit                                                     4,041,925                     -
        Proceeds from note payable                                                         500,000               121,056
        Payments on notes payable                                                       (6,724,171)                    -
        Payments on capital leases                                                          (5,096)                 (586)
        Loans from (payments to) related parties                                          (386,543)               15,000
        Loan fees                                                                         (207,027)                    -
        Proceeds from options and warrants exercised                                       854,500                     -
        Proceeds from issuance of common stock                                           4,475,050             1,275,391
        Subscription received                                                            2,676,436                     -
                                                                                     -------------         -------------
                   Net cash provided by financing activities                             5,225,074             1,410,861
                                                                                     -------------         -------------

NET INCREASE IN CASH                                                                       393,219               306,834

CASH
        Beginning of period                                                                125,993                 3,649
                                                                                     -------------         -------------
        End of period                                                                $     519,212         $     310,483
                                                                                     =============         =============

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       Basis of Presentation-

         The accompanying unaudited condensed consolidated financial statements of Virtual Technology Corporation and Subsidiaries (the "Company" or "VTC") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the three and six months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

         Principles of Consolidation

         The condensed consolidated financial statements include the accounts of Virtual Technology Corporation and its wholly owned subsidiaries, GTI Acquisition Corporation ("GTI") and Virtual Technology (UK) Ltd. ("VTL").
All significant intercompany accounts and transactions have been eliminated.

2.       The Company-

         VTC is an internet retailer of high performance computer hardware, software and peripheral products to sophisticated computer and internet users. GTI is a leading distributor of computer peripheral equipment to wholesale and retail outlets throughout the United States and Canada.

         VTL, formerly known as Ashmount Research Ltd., is located in the United Kingdom. VTL was dormant during fiscal 1999 and the first quarter of fiscal 2000 but began new operations during the second quarter of fiscal 2000 as a European electronic commerce business.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

3.       Other Current Assets -

         Other current assets consist of the following:


                                                                                         July 31,              January 31,
                                                                                           1999                  1999
                                                                                         -----------           -----------
                  Prepaid consulting and service agreements                              $ 2,765,388           $ 2,546,630
                  Credit card company holdbacks                                              174,000               174,000
                  Other                                                                      176,326                41,040
                                                                                         -----------           -----------
                                                                                         $ 3,115,714           $ 2,761,670
                                                                                         ===========           ===========

        During the first six months of fiscal 2000, the Company entered into consulting and service agreements whereby the Company is receiving investment banking, legal and other services, generally over a period of one year or less as specified in the agreements. As consideration for these agreements, the Company paid cash, issued common stock and/or issued warrants to purchase common stock, or a combination thereof. The Company valued the equity consideration based on the quoted market price of the Company's common stock. The cost of the agreements is being amortized over the contract service period.

4.       Loan Fees -

         In February 1999, the Company entered into a three-year credit agreement (the "Coast Agreement") with Coast Business Credit, a division of Southern Pacific Bank ("Coast"), to provide financing of up to $10,000,000, based upon eligible receivables and inventory (See Note 5 below, "Line of Credit"). In connection with setting up the Coast Agreement, the Company incurred certain fees and expenses paid for with a combination of cash, common stock and warrants to purchase the Company's common stock. The loan fees are being amortized over the term of the Coast Agreement. The loan fees and accumulated amortization are as follows:

                                                                                           July 31,            January 31,
                                                                                             1999                 1999
                                                                                         -----------           -----------
                  Loan fees                                                              $ 3,332,278           $    50,250
                  Less:  accumulated amortization                                           (555,379)                    -
                                                                                         -----------           -----------
                                                                                         $ 2,776,899           $    50,250
                                                                                         ===========           ===========

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

5.       Line of Credit-

         In February 1999, the Company entered into the Coast Agreement to provide financing of up to $10,000,000, based upon eligible receivables and inventory. The loan bears interest at the prime rate plus 1.5% and expires
March 31, 2002. As part of the Coast Agreement, the Company may also borrow up to $250,000 for capital expenditures at the bank's reference rate plus 2.0%, not subject to eligible receivables and inventory. In addition, the Company may borrow up to $500,000 at the bank's reference rate plus 2%, payable in 24 equal monthly installments, also not based on eligible receivables and inventory. The notes are collateralized by all of the assets of the Company. As of July 31, 1999, the Company had borrowed $4,041,925 on the line of credit. At that date, the Company had approximately $2,700,000 of additional borrowing under the Coast Agreement.

6.       Notes Payable -

         Notes payable consist of the following:


                                                                                           July 31,            January 31,
                                                                                            1999                  1999
                                                                                         -----------           -----------
              Payable to Herold Marketing, interest imputed at 9.75%:
                       Due February 27, 1999                                             $         -           $ 3,967,936
                       Due April 28, 1999                                                    571,502             3,220,664
              8% notes payable to former stockholder of
                     VTL in settlement of litigation                                               -                93,129
              Note payable to Coast Business Credit at the bank's reference rate plus 2.0%, payable in 24 equal monthly
                     installments                                                            500,000                     -
                     Less long term portion                                                 (250,000)                    -
              Other notes                                                                          -                13,944
                                                                                         -----------           -----------
                                                                                         $   821,502           $ 7,295,673
                                                                                         ===========           ===========

7.         Stockholders' Equity -

         In June 1999, the stockholders of the Company approved an amendment to the Articles of Incorporation to increase the authorized number of shares of capital stock from 55,000,000 to 100,000,000 shares, to eliminate the distinction between authorized common stock and authorized preferred stock and to change the par value from no par value to $.001 per share. As a result of this action, $33,907,382 was reclassified from the common stock account to additional paid in capital.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

8.       Operating Segments and Related Information -

         Prior to January 28, 1999, the Company operated in one segment, e-commerce sales. In connection with the acquisition of GTI, the Company now operates in two segments, e-commerce sales and distribution sales to retail and wholesale outlets. Identifiable assets and operating data as of and for the three and six months ended July 31, 1999 are as follows:

                                                As of and for the                        As of and for the
                                               Three Months Ended                       Six Months Ended
                                                   July 31, 1999                           July 31, 1999
                                           e-commerce       Distribution        e-commerce          Distribution
                                           -----------      ------------       ------------         ------------
Total assets                               $ 8,522,842      $ 18,757,020       $  8,522,842         $ 18,757,020
                                           ===========      ============       ============         ============

Net sales to external customers            $ 3,093,578      $ 13,420,736       $  4,972,358         $ 28,924,719
Net sales to internal customers                      -           683,501             89,016            1,037,506
Intersegment net sales                               -          (683,501)           (89,016)          (1,037,506)
                                           -----------      ------------       ------------         ------------
                                             3,093,578        13,420,736          4,972,358           28,924,719

Cost of goods sold                           2,940,407        12,371,538          4,766,882           26,715,065
                                           -----------      ------------       ------------         ------------
Gross margin                               $   153,171      $  1,049,198       $    205,476         $  2,209,654
                                           ===========      ============       ============         ============

9.       Supplemental Disclosures of Cash Flow Information -

                                                                                   Three Months Ended
                                                                               July 31,               July 31,
                                                                                1999                    1998
                                                                             -----------            -----------
          Cash paid for interest                                             $   269,550            $       103
          Non-cash investing and financing activities:
                  Warrants issued (canceled) for prepaid
                       consulting and service agreements                      (1,480,000)                21,000
                  Stock issued (canceled) for consulting
                       services                                                 (423,113)               171,562


                                      -11-

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

9.       Supplemental Disclosures of Cash Flow Information (continued)-

                                                                        Six Months Ended
                                                                     July  31,      July 31,
                                                                       1999          1998
                                                                   ------------   -----------
             Cash paid for interest                                $    380,450   $       346
             Non-cash investing and financing activities:
                   Warrants issued for prepaid
                        consulting and service agreements             5,582,000             -
                   Stock issued for consulting services               5,451,887        21,000
                   Stock issued in lieu of compensation                       -       225,937

10.      Legal Proceedings -

         In June 1999, Lenhoff Capital Partners, Inc., ("LCP") commenced suit against the Company. LCP alleges that the Company failed to pay $120,000 of a "success fee" and to issue stock purchase warrants to LCP as consideration for introductions to Coast. The suit also alleges that the Company failed to pay LCP an additional fee after the Company, without LCP's assistance, obtained private equity funding in January 1999. LCP seeks monetary damages and the issuance of a stock purchase warrant. The Company is vigorously defending against the suit. As of July 31, 1999, the Company has not provided any reserves related to such lawsuit in its financial statements.

11.      Subsequent Events -

         In August 1999, the Company issued 1,515,000 shares of common stock in exchange for consulting and financial services agreements.

         In August 1999, the Company filed an S-8 Registration Statement to register 162,500 shares of common stock thereafter issued for various employment and consulting services.

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

         OVERVIEW

         Virtual Technology Corporation ("VTC" or the "Company") is the parent of two complementary business units: Virtual-world.com and Graphics Technologies, Inc. ("GTI"). Both units provide computer manufacturers with channels to deliver their products to the end consumer. Virtual-world.com provides products to the end user by purchasing products directly from manufacturers or from distribution partners. GTI provides manufacturers with a distribution channel to sell their products to dealers, resellers, value-added resellers ("VARs") and integrators who then sell them to the end user. VTC's management directs the overall business and provides integration and leadership to the two business units.

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

         The Company has a limited operating history upon which investors may evaluate its business and prospects. At February 7, 1996, the Company was essentially a shell corporation without any products or revenues. Since such date, the Company has incurred significant losses, and as of July 31, 1999 had an accumulated deficit of approximately $20.7 million. The Company intends to continue to expend significant financial and management resources on the development of additional services, sales and marketing, improved technology, acquisitions and expanded operations. As a result, the Company expects to incur substantial additional losses and continued negative cash flow from operations for the foreseeable future, and management anticipates that such losses will increase substantially from current levels.

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

         To address these risks, the Company must, among other things, maintain existing and develop new relationships with hardware, software and accessories manufacturers, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service and order fulfillment, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

         The following table sets forth statement of operations data for the periods indicated as a percentage of revenues:

                                              Three Months Ended            Six Months Ended
                                                  July 31,                      July 31,
                                              1999          1998           1999         1998
                                            --------      -------        --------     -------
Sales ...............................          100.0%       100.0%          100.0%      100.0%
Cost of goods sold ..................           92.7         95.0            92.9       104.7
                                            --------      -------        --------     -------
Gross margin ........................            7.3          5.0             7.1        (4.7)

Operating expenses ..................           32.4         55.6            31.8        55.8
                                            --------      -------        --------     -------
Loss from operations ................          (25.1)       (50.6)          (24.7)      (60.5)

Other income (expense), net..........           (2.4)         4.6           (13.6)        1.6
                                            --------      -------        --------     -------
Net loss ............................          (27.5)       (46.0)          (38.3)      (58.9)
                                            ========      =======        ========     =======

Three Months Ended July 31, 1999 as Compared to the Three Months Ended July 31, 1998

         NET SALES. The Company derives its revenue primarily from sales of third-party computer hardware, software and accessories. The Company recognizes revenue from the sale of computer products upon shipment of the physical product to the customer. Net sales are comprised of the gross selling price of products sold by the Company, net of estimated returns. The Company bears credit risk with respect to a majority of its sales. The Company's net sales increased to $16.5 million for the three months ended July 31, 1999, from $952,000 for the three months ended July 31, 1998, reflecting an increase of $15.5 million or 1635%. This sales increase represented a $2.1 million, or 225%, increase for Virtual-world.com (e-commerce) sales and a $14.1 million increase for GTI (distribution) sales as a result of the GTI acquisition, offset by the elimination of intercompany sales. The Virtual-world.com increase was primarily the result of the growth of Internet sales through the Company's web-site. The Company acquired GTI on January 28, 1999, and therefore did not report net sales from GTI prior to that date.

         COST OF GOODS SOLD. Cost of goods sold consists primarily of computer products sold to the end user and related shipping and distribution costs. Cost of goods sold during the three months ended July 31, 1999 was $15.3 million, or 92.7% of net sales, reflecting an increase of $14.4 million or 1592%. The cost of goods sold increase includes a $2.0 million, or 225%, increase for Virtual-world.com cost of goods sold and a $13.1 million increase for GTI's cost of goods sold as a result of the GTI acquisition, offset by the elimination of intercompany cost of goods sold. The Virtual-world.com increase was primarily the result of the increase in sales. Prior to January 28, 1999, the Company did not report cost of goods sold for GTI.

         OPERATING EXPENSES. Operating expenses consist principally of sales and marketing, general and administrative, consulting services and amortization of intangibles. Sales and marketing expenses, which include sales and marketing personnel expenses and advertising and promotional expenses, increased to $1.7 million during the three months ended July 31, 1999 from $337,000 for the three months ended July 31, 1998. The primary components of the increase were an increase in advertising and promotion expenditures of $919,000 and an increase in sales and marketing personnel expenses of $483,000. As a percentage of net sales, sales and marketing expenses were 10.6% for the three months ended July 31, 1999, as compared to 35.4% for the three months ended July 31, 1998. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and to develop marketing programs.

         General and administrative expenses consist principally of executive, accounting and administrative personnel expenses, legal, and accounting expenses, occupancy and bad debt expense. General and administrative expenses increased to $1.8 million for the three months ended July 31, 1999 from $192,000 for the three months ended July 31, 1998. The 1999 increase over the 1998 period was primarily due to an increase in personnel expenses of $787,000 and legal, accounting and other professional services of $367,000. As a percentage of net sales, general and administrative expenses were 10.7% during the three months ended July 31, 1999, as compared to 20.2% for the three months ended July 31, 1998.

         Consulting services consist primarily of financial and other service contracts paid with cash, common stock and warrants to purchase common stock or a combination thereof. For the three months ended July 31, 1999, the Company recognized $1.6 million of non-cash consulting expenses from a combination of previous agreements and new agreements, generally written for a term of one year. There were no consulting expenses for the three months ended July 31, 1998. The Company will continue to recognize the cost of existing noncash consulting agreements over the course of fiscal 2000, with the total charges expected to exceed $12 million for the entire fiscal year. There may be substantial additional charges if the Company enters into additional agreements.

         Amortization of intangibles consists of goodwill, a covenant not to compete and a consulting agreement, all associated with the acquisition of GTI. Amortization totaled $233,000 for the three months ended July 31, 1999, compared with no amortization for the three months ended July 31, 1998.

         OTHER INCOME (EXPENSE). Other expense for the three months ended July 31, 1999 consisted primarily of $278,000 for amortization of loan fees and interest expense of $108,000. The loan fee expense and $121,000 of the interest expense relate to a collateralized three-year $10 million line of credit agreement (the "Coast Agreement") with Coast Business Credit, a division of Southern Pacific Bank ("Coast").

Six Months Ended July 31, 1999 as Compared to the Six Months Ended July 31, 1998

         NET SALES. The Company's net sales increased to $33.9 million for the six months ended July 31, 1999, from $1.5 million for the six months ended July 31, 1998, reflecting an increase of $32.4 million or 2,098%. This sales increase represented a $3.5 million, or 228%, increase for Virtual-world.com (e-commerce) sales and a $30.0 million increase for GTI (distribution) sales as a result of the GTI acquisition, offset by the elimination of intercompany sales. The Virtual-world.com increase was primarily the result of the growth of Internet sales through the Company's web-site. The Company acquired GTI on January 28, 1999, and therefore did not report net sales from GTI prior to that date.

         COST OF GOODS SOLD. Cost of goods sold during the six months ended July 31, 1999 was $31.5 million, or 92.9% of net sales, reflecting an increase of $29.9 million or 1,849%. The cost of goods sold increase includes a $3.2 million, or 201%, increase for Virtual-world.com cost of goods sold and a $27.8 million increase for GTI's cost of goods sold as a result of the GTI acquisition, offset by the elimination of intercompany cost of goods sold. The Virtual-world.com increase was primarily the result of the increase in sales. Prior to January 28, 1999, the Company did not report cost of goods sold for GTI.

         OPERATING EXPENSES. Sales and marketing expenses increased to $3.1 million during the six months ended July 31, 1999 from $485,000 for the six months ended July 31, 1998. The primary components of the increase were an increase in advertising and promotion expenditures of $1.6 million and an increase in sales and marketing personnel expenses of $938,000. As a percentage of net sales, sales and marketing expenses were 9.0% for the six months ended July 31, 1999, as compared to 31.5% for the six months ended July 31, 1998. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and to develop marketing programs.

         General and administrative expenses increased to $3.2 million for the six months ended July 31, 1999 from $375,000 for the six months ended July 31, 1998. The 1999 increase over the 1998 period was primarily due to an increase in personnel expenses of $1.4 million and legal, accounting and other professional services of $669,000. As a percentage of net sales, general and administrative expenses were 9.3% during the six months ended July 31, 1999, as compared to 24.3% for the six months ended July 31, 1998.

         For the six months ended July 31, 1999, the Company recognized $4.1 million of non-cash consulting expenses from a combination of previous agreements and new agreements, generally written for a term of one year. There were $12,000 in consulting expenses for the six months ended July 31, 1998. The Company will continue to recognize the cost of existing noncash consulting agreements over the course of fiscal 2000, with the total charges expected to exceed $12 million for the entire fiscal year. There may be substantial additional charges if the Company enters into additional agreements.

         Amortization totaled $466,000 for the six months ended July 31, 1999, compared with no amortization for the six months ended July 31, 1998.

         OTHER INCOME (EXPENSE). Other expense for the six months ended
July 31, 1999 consisted primarily of a $3.7 million charge for warrants issued in April 1999 in lieu of the registration of certain shares of common stock as required by a November 1998 consulting agreement. The Company used the Black-Scholes option model and the quoted market price of the Company's common stock to value the warrants. Additional other expenses during the 1999 fiscal period included $555,000 for amortization of loan fees and interest expense of $286,000. The loan fee expense and $195,000 of the interest expense relate to the Coast Agreement. The balance of the interest is primarily related to a $111,000 discount on the notes payable to Herold Marketing as a result of the acquisition of GTI.

 LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed its operations primarily through the private placement of equity and debt securities. Primary uses of cash have been to fund the operation of the Company through its development stage, the acquisition of subsidiary businesses and increases in inventory and accounts receivable. If the Company is successful in achieving continued revenue growth, its working capital requirements are likely to increase.

         Cash provided by financing activities was $5.2 million for the six months ended July 31, 1999, as compared to cash provided by financing activities of $1.4 million for the six months ended July 31, 1998. During the six months ended July 31, 1999, the Company received $8.0 million from issuance of equity securities and the collection of a $2.7 million stock subscription receivable. In addition, the Company during this period borrowed $4.5 million under the Coast Agreement. Proceeds from these financing activities were used to retire a $4.0 million note payable to Herold Marketing in connection with the Company's acquisition of GTI. The Company also used the proceeds to retire $386,000 of loans from related parties and paid $207,000 in loan fees to establish the Coast Agreement.

         Net cash used by operating activities for the Company during the six months ended July 31, 1999, was $4.3 million as compared to $1.1 for the six months ended July 31, 1998. Net cash used by operating activities for the Company during the six months ended July 31, 1999 was primarily the result of net operating losses and increases in accounts receivables, offset in part by decreases in inventory and non-cash expenses, and increases in accounts payable. Net cash used by operating activities for the Company during the six months ended July 31, 1998 was primarily the result of net operating losses and increases in receivables offset by increases in accounts payable and non-cash expenses.

         For the six months ended July 31, 1999, the Company used $179,000 for purchases of furniture and equipment , $200,000 for an investment in securities, and $124,000 for loans to a related party for the development of a TV infomercial business.

         On January 28, 1999, the Company acquired substantially all of the assets of GTI and assumed certain of GTI's liabilities. The purchase price was $10.1 million, $1.0 million of which the Company paid at closing primarily out of funds generated from the sale of its equity securities during the three months ended January 31, 1999. Under the terms of the acquisition agreement, the Company paid an additional $4.0 million of the purchase price in February 1999 by repayment of a promissory note.

         The Company acquired the funds to retire such note from borrowings under the Coast Agreement. Under the Coast Agreement, the Company may borrow up to $10.0 million based upon eligible receivables and inventory at an interest rate equal to 1.5% in excess of the bank's reference rate. As part of the overall credit facility, the Company may borrow up to $250,000 for capital expenditure purchases at an interest rate equal to 2% in excess to the bank's reference rate, not subject to eligible receivables and inventory. Further, the Company may borrow up to $500,000 at an interest rate equal to 2% in excess of the bank's reference rate, payable in 24 equal monthly installments, also not based on eligible receivables and inventory. In May 1999, the Company paid an additional $2.7 million of the remaining $3.3 million promissory note under the acquisition agreement. The payment differential is due to certain post-closing adjustments still under negotiation between the Company and Herold Marketing. The Company believes these post-closing adjustments will be finalized this fiscal year. The Company made the payment on such note out of cash from the private placement of the Company's securities and from additional advances under the Coast Agreement.

         Although the Company, as consolidated with GTI, has no material commitments for capital expenditures, the Company anticipates that it will expend up to $300,000 over the balance of fiscal 2000 on additional computer hardware resources, including e-commerce servers, Year 2000 compliance issues and expansion of the Company's principal executive offices. The Company's capital expenditures could be materially different if the Company's operating plans are altered.

         GTI's payables to several of its major vendors have historically been guaranteed by an insurance company. In July 1999, the insurance company discontinued its coverage, citing the Company's reduction in net tangible assets and recent large losses. As a result, the GTI vendors increasingly are shipping orders only against the Company's immediate cash payment. If the Company cannot replace the lost insurance or otherwise obtain credit from GTI's major vendors, its operating and business results likely will be materially adversely affected.

         In July 1999, the Company signed non-binding letters of intent to acquire certain of the operating assets of Tech Squared, Inc. and Softdisk, Inc. for a combination of cash and stock, subject to successful completion of due diligence reviews. While there is no assurance that the Company will complete either of these transactions, the total cash requirement to complete both transactions is approximately $3.4 million.

         As of July 31, 1999, the Company, as consolidated with GTI, had cash of approximately $519,000. At such date, the Company owed $4.5 million under the Coast Agreement and estimates that it had additional borrowing capacity thereunder of approximately $2.7 million. Based upon management's current plans, including the above acquisitions and capital expenditures, the Company, as consolidated with GTI, believes it will need to raise up to $10 million in a combination of equity and debt, in order to complete the acquisitions and carry out its operating plan for fiscal 2000. There is no assurance that such funds will be available to the Company on terms acceptable to it, or at all. If the Company is unable to raise such financing, it may be required to curtail some of its operating plans, including its proposed acquisitions.

YEAR 2000 COMPLIANCE.

         Like many other companies, the Company faces risks associated with Year 2000 computer issues. If the Company's internal management information systems and external electronic commerce information systems do not correctly recognize and process date information beyond the year 1999, it could have a significant adverse impact on the Company's ability to process client and end-user transactions, which could create significant potential liability for the Company. To address potential Year 2000 issues with its internal and external systems, the Company has evaluated such systems. The evaluation determined that the Virtual-world.com software platform is Year 2000 compliant. However, it was also determined that GTI's internal information systems, including sales and purchase order processing, inventory management, accounts payable and receivable and general ledger, are not Year 2000 Compliant. Remediation is proceeding, and the Company currently plans to have changes to these systems completed and tested by September 30, 1999. These activities are intended to encompass all major categories of systems used by the Company, including electronic commerce, sales processing, sales and financial systems. The initial assessment indicated that certain internal systems should be upgraded or replaced as part of a solution to the Year 2000 problem.

         The Company has tested the potential of using Virtual-world.com's software platform for GTI's business operations and does not believe that an appropriate conversion can be timely effected. Accordingly, the Company is now in the process of implementing the newer version of GTI's existing software, which is Year 2000 compliant. The Company converted to the new software in September 1999. Any expenditures related to ensuring Year 2000 compliance do not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In June 1999, Lenhoff Capital Partners, Inc. ("LCP") commenced suit against the Company in the U.S. District Court for the Northern District of Illinois, Eastern Division. LCP alleges that the Company failed to pay $120,000 of a "success fee" and to issue stock purchase warrants to LCP as consideration for introductions to Coast Business Credit. The suit also alleges that the Company failed to pay LCP an additional fee after the Company, without LCP's assistance, obtained private equity funding in January 1999. LCP seeks monetary damages and the issuance of a stock purchase warrant. The Company is vigorously defending against the suit.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None

         (b)      None

         (c)      Recent Sales of Unregistered Securities.

         (1) Sales for cash consideration to accredited investors only pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the "Act"):

         Between May 1 and July 31, 1999, the Company issued 757,576 shares of its Common Stock and 200,000 Common Stock purchase warrants for $2,250,000 to one investor.

         (2) Issuance of options and warrants involving no sale of securities:

         Between May 1 and July 31, 1999, the Company granted to thirteen individuals an aggregate of 1,027,500 options to purchase shares of the Company's Common Stock, exercisable at $4.75 per share.

         (d)      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      VTC held its annual meeting of shareholders on June 9, 1999.

         (b) All management nominees were elected to the Board of Directors, as follows: Kenneth M. Israel, Gregory A. Appelhof, Jeffrey Maynard, Philip Lacerte, Maceo K. Sloan, and James P. Secord.

         (c) The following matters were voted upon at the annual meeting of shareholders (the Company tallied no broker non-votes on any matter):

                   (i)      Electing Directors:


Name of Director            Votes For           Votes Against         Votes Withheld/Absentions

Kenneth Israel             16,316,396                ---                        106
Gregory Appelhof           16,316,396                ---                        106
Jeffrey Maynard            16,316,396                ---                        106
Philip Lacerte             16,316,396                ---                        106
Maceo Sloan                16,316,396                ---                        106
James Secord               16,316,396                ---                        106

                  (ii) Amending and restating the Company's Articles of Incorporation to increase the authorized number of shares of capital stock from 55,000,000 to 100,000,000 shares and for certain other matters:

    Votes For        Votes Against              Votes Withheld/Absentions

   15,965,949           12,733                          3,820

                  (iii)    Adopting the 1999 Incentive Compensation Plan:

    Votes For        Votes Against              Votes Withheld/Absentions

   15,964,035          16,447                           2,020

                  (iv) Ratifying the selection of Lurie, Besikof, Lapidus & Co., LLP as the Company's independent public accountants:

    Votes For        Votes Against              Votes Withheld/Absentions

   15,979,429           1,000                           1,981

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

EXHIBITS

3.1      Amended and Restated Articles of Incorporation of the Company

3.2      By-Laws of the Company, as amended*

4.1 Form of Stock Certificate, form of Stock Purchase Warrant and Stock Option Agreement*

10.1 Loan and Security Agreement dated February 11, 1999, by and among Virtual Technology Corporation, GTI Acquisition Corporation and Coast Business Credit*

10.6     Employment Agreement with Gregory Appelhof**

10.7     Employment Agreement with John Harvatine**

10.8 Letter agreement dated July 20, 1999, terminating Fontenelle, LLC Consulting Agreement

10.9     Fontenelle, LLC Consulting Agreement dated August 11, 1999

10.10    Agreement with Sherman Dreiseszun

27       Financial Data Schedule

99.1     Consulting Agreement with Donna Miller***

         (b) Reports on Form 8-K. The Company did not file any current reports on Form 8-K during the first three months ended April 30, 1999.

* Incorporated by reference from the Company's Form 10-SB, filed with the SEC on February 12, 1999, SEC file #000-25397

** Incorporated by reference from the Company's Form 10-K, filed with the SEC on May 6, 1999, SEC file #333-72849

*** Incorporated by reference from the Company S-8, filed with the SEC on May 17, 1999. SEC file #333-78619

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Virtual Technology Corporation



                                        By:  /s/ Kenneth Israel
                                             -----------------------------------
                                        Its: Chairman

                                        By:  /s/ John Harvatine
                                             -----------------------------------
                                        Its:     Chief Financial Officer

Dated:    September 13, 1999