Form 10-Q/A
period 1999-04-30
VIRTUAL TECHNOLOGY CORP
filed 1999-12-20
CIK 1077597

                                   FORM 10-Q/A
                         AMENDMENT NUMBER 1 TO FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (Mark One)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended: April 30, 1999

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

      For the transition period from      to
                                     -----   -----

                        Commission file number: 00025397

                         VIRTUAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                    41-1639011
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

Yes    No X

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of, June 11, 1999, the latest practicable date:
29,042,880


                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.............................................   F-1

   Condensed Consolidated Balance Sheets at April 30, 1999 (unaudited)
   and January 31, 1999...................................................   F-1

   Condensed Consolidated Statement of Operations (unaudited) for the
   three months ended April 30, 1999 and 1998.............................   F-2

   Condensed Consolidated Statements of Cash Flows (unaudited) for the
   three months ended April 30, 1999 and 1998.............................   F-3

   Notes to Condensed Consolidated  Financial Statements..................   F-4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................     2

                                     Part II

                                Other Information

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................    10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................    10

         Explanatory note: In November 1999, the Company, in consultation with its independent accountants, determined that the method it was using to measure the value of certain equity instruments issued to advisors and consultants and recognize the subsequent related charges to operations, was not in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services." Accordingly, this Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 15, 1999 for the purpose of restating financial information and related disclosures for the three month period ended April 30, 1999. Only the financial statements and notes thereto and those other pages with revised information are being filed. See Note 1 to the Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION

         ITEM I. FINANCIAL STATEMENTS

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           April 30,                    January 31,
                                     ASSETS                                  1999                          1999
                                                                          ---------                    -----------
                                                                         (Unaudited)
                                                                        (As restated)
CURRENT ASSETS
  Cash                                                                    $2,293,189                 $    125,993
  Accounts receivable, net                                                 6,932,209                    4,497,292
  Stock subscription, subsequently collected-                                     --                    2,676,436
  Loan from related party                                                    123,750                            -
  Inventories, net                                                         3,731,079                    5,236,292
  Other current assets                                                     2,090,177                    2,761,670
                                                                        ------------                 ------------
TOTAL CURRENT ASSETS
                                                                          15,170,404                   15,297,683

                                                                        ------------                 ------------

FURNITURE AND EQUIPMENT                                                      417,274                      381,662

                                                                        ------------                 ------------

OTHER ASSETS
  Goodwill                                                                 8,240,979                    8,345,295
  Covenant not to compete                                                    458,333                      500,000
  Consulting agreement                                                       955,272                    1,042,115
  Prepaid investor relation services                                          96,200                      103,600
  Loan fees                                                                3,054,588                       50,250
  Deposits                                                                    18,484                       21,973

                                                                        ------------                 ------------
 TOTAL ASSETS                                                            $28,411,534                 $ 25,742,578
                                                                        ============                 ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $7,530,603                 $  7,163,358
  Accrued expenses and other current liabilities                           1,274,044                    1,884,983
  Notes payable                                                            3,300,000                    7,295,673
  Line of credit                                                           4,040,209                            -
  Current amount of capital lease obligations                                 11,072                       10,628
  Loans from related parties                                                       -                       45,000
                                                                        ------------                 ------------
TOTAL CURRENT LIABILITIES                                                 16,155,928                   16,399,642
                                                                        ------------                 ------------

OTHER LIABILITIES
   Loans from related parties                                                199,000                      371,543
   Capital lease obligations, net of current amount                           46,327                       49,267
                                                                        ------------                 ------------

                                                                             245,327                      420,810

                                                                        ------------                 ------------

STOCKHOLDERS' EQUITY
  Preferred stock - 5,000,000 share authorized;
     none issued                                                                   -                            -
 Common stock - no par value; 50,000,000 shares
     authorized; shares issued and outstanding -
     27,860,304 and 25,345,963, respectively                              27,714,346                   17,572,796
  Stock subscription receivable                                             (925,000)                    (925,000)
  Accumulated deficit                                                    (14,779,067)                  (7,725,670)
                                                                        ------------                 ------------
                                                                          12,010,279                    8,922,126
                                                                        ------------                 ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $28,411,534                 $ 25,742,578

                                                                        ============                 ============

     See notes to Condensed Consolidated Financial Statements (Unaudited).

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)




                                                                                                    Three months ended
                                                                                         April 30,1999                April 30, 1998
                                                                                        ---------------               --------------
                                                                                         (As restated)
NET SALES                                                                                  $ 17,382,763               $    589,978

COST OF GOODS SOLD                                                                           16,170,002                    710,040

                                                                                           ------------                 ------------

Gross profit (loss)                                                                           1,212,761                   (120,062)

                                                                                           ------------                 ------------

OPERATING EXPENSES
  Sales and marketing                                                                         1,316,802                    148,588
  General and administrative                                                                  1,393,165                    182,331
  Consulting services                                                                         4,814,372                          -
  Amortization of intangibles                                                                   232,826                          -
                                                                                           ------------               ------------
 TOTAL OPERATING EXPENSES                                                                     7,757,165                    330,919
                                                                                           ------------               ------------

LOSS FROM OPERATIONS                                                                         (6,544,404)                  (450,981)
                                                                                            -----------               ------------

OTHER INCOME (EXPENSE)
  Interest expense                                                                             (456,028)                         -
  Other expense                                                                                 (52,965)                   (19,833)
                                                                                           ------------               ------------
TOTAL OTHER INCOME (EXPENSE)                                                                   (508,993)                   (19,833)
                                                                                           ------------               ------------

NET LOSS                                                                                   $ (7,053,397)              $   (470,814)
                                                                                           ============               ============
NET LOSS PER COMMON SHARE - BASIC AND
  DILUTED                                                                                  $      (0.27)              $      (0.05)
                                                                                           ============               ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                                            26,650,512                  9,898,308


     See Notes to Condensed Consolidated Financial Statements (Unaudited).

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)





                                                                        Three months ended
                                                                  April 30, 1999    April 30, 1998
                                                                  --------------    --------------
                                                                   (As restated)
OPERATING ACTIVITIES
        Net loss                                                    $(7,053,397)      $  (470,814)
        Adjustments to reconcile net loss to net cash
        used by operating activities
            Stock issued for services                                 4,932,499            54,375
            Amortization                                                510,515                 -
            Depreciation                                                 27,687             2,540
            Changes in operating assets and liabilities
               Accounts and other receivables                        (2,434,917)         (161,688)
               Inventory                                              1,505,213             8,287
               Other current assets                                    (264,106)          (47,666)
               Security deposits                                          3,489                 -
               Accounts payable                                         367,245           341,421
               Accrued liabilities                                     (610,939)           56,133
                                                                    -----------       -----------
                Net cash used by operating activities                (3,016,711)         (217,412)
                                                                    -----------       -----------

INVESTING ACTIVITIES
        Purchases of furniture and equipment                            (63,299)           (4,762)
        Loan to related party                                          (123,750)                -
                                                                    -----------       -----------
                Net cash used by investing activities                  (187,049)           (4,762)
                                                                    -----------       -----------

FINANCING ACTIVITIES
        Proceeds from notes payable                                  12,674,853                 -
        Repayments on notes payable                                 (12,630,317)                -
        Payments on capital leases                                       (2,496)             (286)
        Loans from related parties                                     (217,543)                -
        Loan fees                                                      (209,527)                -
        Proceeds from options and warrants exercised                    854,500                 -
        Proceeds from issuance of common stock                        2,225,050           244,000
        Subscription Receivable                                       2,676,436                 -
                                                                    -----------       -----------
                Net cash provided by financing activities             5,370,956           243,714
                                                                    -----------       -----------

NET INCREASE IN CASH                                                  2,167,196            21,540

CASH
        Beginning of period                                             125,993             3,649
                                                                    -----------       -----------
        End of period                                               $ 2,293,189       $    25,189
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

     During fiscal year 2000 the Company entered into certain consulting and service agreements whereby, in exchange for common stock and/or warrants to purchase common stock, the Company receives investment banking, strategic planning, legal and other services (see Note 3). These services are generally to be provided over a period of one year or less. In November 1999, the Company, in consultation with its independent accountants, determined that the method it was using to measure the value of these equity instruments and to recognize the subsequent, related charges to operations, was not in accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accordingly, the Company has restated its consolidated financial statements for the first and second quarters of fiscal year 2000. The effect of these adjustments was to reduce current assets and stockholders equity as of April 30, 1999 by $4,479,583 and to reduce related charges to operations for the three months ended April 30, 1999 by $1,395,417.

     The Company has also reclassified certain previously reported expenses, as follows: reclassified $3,705,000 from "warrants in lieu of stock registration" to consulting services and also reclassified $277,690 from "amortization of loan fees" to interest expense.

     The restatement did not affect previously reported net cash flows for the periods presented. The effect of this restatement on previously reported condensed consolidated financial statements as of and for the three-month period ended April 30, 1999 is as follows:

                                                            Three Months Ended
                                                              April 30, 1999
                                                                (Unaudited)

                                                  As Previously                     As
                                                     Reported                   Restated

     Consulting services                            $ 2,504,789                 $  4,814,372
     Total operating expenses                         5,447,582                    7,757,165
     Loss from operations                            (4,234,821)                  (6,544,404)
     Warrants in lieu of stock registration          (3,705,000)                          -0-
     Amortization of loan fees                         (277,690)                          -0-
     Interest expense                                  (178,338)                    (456,028)
     Total other income (expense)                    (4,213,993)                    (508,993)
     Net loss                                        (8,448,814)                  (7,053,397)
     Net loss per common share - basic
               and diluted                          $      (.32)                $       (.27)


                                                                   April 30, 1999
                                                                    (Unaudited)
                                                        As Previously                  As
                                                           Reported                 Restated

     Other current assets                               $  6,569,760             $  2,090,177
     Total current assets                                 19,649,987               15,170,404
     Total assets                                         32,891,117               28,411,534
     Common stock                                         33,589,346               27,714,346
     Accumulated deficit                                 (16,174,484)             (14,779,067)
     Total stockholders' equity                           16,489,862               12,010,279
     Total liabilities and stockholders'
               equity                                    $32,891,117              $28,411,534

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

3.   Other Current Assets -

     Other current assets consist of the following:

                                                               April 30,                January 31,
                                                                 1999                      1999
                                                               --------             --------------
                                                             (As restated)
                  Prepaid consulting and service agreements   $1,823,947                $2,546,630
                  Credit card company holdbacks                  174,000                   174,000
                  Other                                           92,230                    41,040
                                                              ----------                ----------
                                                              $2,090,177                $2,761,670
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

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.       Other Current Assets -

         As consideration for these agreements the Company paid cash, issued common stock, issued warrants to purchase common stock, or a combination thereof. The Company accounts for such agreements pursuant to the requirements of Statement of Financial Accounting Standards No. 123 and Emerging Issues Task Force Issue No. 96-18.

4.       Loan Fees -
         In February 1999, the Company entered into a 3-year credit agreement with Coast Business Credit to provide financing of up to $10,000,000, based upon eligible receivables and inventory (See Line of Credit). In connection with setting up the agreement the Company incurred certain fees and expenses, paid for with a combination of cash, stock and warrants to purchase the Company's common stock. The loan fees are being amortized over the term of the agreement and are charged to interest expense. The loan fees and accumulated amortization are as follows:




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
                                                                     ===========     ===========



6.       Operating Segments and Related Information -

         Prior to January 28, 1999, the Company operated in one segment, internet sales. In connection with the acquisition of GTI, the Company now operates in two segments, internet sales and distribution sales to retail and wholesale outlets. Identifiable assets and operating data as of and for the three months ended April 30, 1999 are as follows:


                                                                      e-commerce      Distribution
                                                                      ----------      ------------
                                                                    (As restated)     (As restated)
                  Assets                                            $  9,145,831    $ 19,265,703
                                                                      ==========      ==========

                  Sales                                             $  1,878,780    $ 15,503,983
                  Cost of goods sold                                   1,826,475      14,343,527
                                                                      ----------      ----------
                  Gross profit                                      $     52,305    $  1,160,456
                                                                      ==========      =========




7.       Supplemental Disclosures of Cash Flow Information -


                                                     April 30,             April 30,
                                                         1999                1998
                                                         ----                ----
                                                               (As restated)
                  Cash paid for interest              $  110,900             $   243


                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.       Supplemental Disclosures of Cash Flow Information -



                  Warrants issued for consulting
                          and service agreements         $7,062,000          $ -
                  Stock issued for consulting services                    16,000
                  Stock issued in lieu of compensation        -          177,500



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

         The Company has a limited operating history upon which investors may evaluate its business and prospects. At February 7, 1996, the Company was essentially a shell corporation without any products or revenues. Since such date, the Company has incurred significant losses, and as of April 30, 1999 had an accumulated deficit of approximately $14.8 million, as restated. The Company intends to continue to expend significant financial and management resources on the development of additional services, sales and marketing, improved technology, acquisitions and expanded operations. As a result, the Company expects to incur substantial additional losses and continued negative cash flow from operations for the foreseeable future, and management anticipates that such losses will increase substantially from current levels.

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

RESULTS OF OPERATIONS

         The following table sets forth statement of operations data for the periods indicated as a percentage of revenues:


                                                     Three Months Ended
                                              April 30, 1999     April 30, 1998
                                              --------------     --------------
                                              (As restated)
Sales ..................................      100.0%              100.0%
Cost of goods sold .....................       93.0               120.4
                                              -----               -----
         Gross profit ..................        7.0               (20.4)

Operating expenses .....................       44.6                56.1
                                              -----               -----
Loss from operations ...................      (37.6)              (76.4)



Other expenses (net) ...................      (2.9)               (3.4)
                                              -----               -----
Net loss ...............................      (40.5)              (79.8)
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

         Consulting services consist primarily of financial and other services contracts paid with cash, common stock and warrants to purchase common stock or a combination thereof. In the three months ended April 30, 1999, the Company recognized $4.8 million, as restated, of non-cash consulting services expenses from a combination of previous agreements and new agreements, generally written for a term of one year. There were no consulting services for the three months ended April 30, 1998. The Company will continue to recognize the cost of existing noncash consulting agreements over the course of fiscal 2000, with the total charge to exceed $9 million for the entire fiscal year. There may be substantial additional charges if the Company enters into additional agreements.

         Amortization of intangibles consists of goodwill, a covenant not to compete and a consulting agreement, all associated with the acquisition of GTI. Amortization totaled $233,000 for the three months ended April 30, 1999, compared with no amortization for the three months ended April 30, 1998.

          OTHER EXPENSE. Other expense, as restated, consists primarily of $456,000 of interest expense. This interest expense includes $278,000 of loan fee amortization relating to a collateralized 3 year $10 million line of credit with Coast Business Credit ("Coast"). It also includes $74,000 of interest expense relating to that agreement. The balance of the interest is primarily related to a $111,000 discount on the notes payable to Herold Marketing as a result of the acquisition of GTI.

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

         The Company acquired the funds to retire such note from borrowings under the Coast Agreement. Under the Coast Agreement, the Company may borrow up to $10.0 million based upon eligible receivables and inventory at an interest rate equal to 1.5% in excess of the bank's reference rate. As part of the overall credit facility, the Company may borrow up to $250,000 for capital expenditure purchases at an interest rate equal to 2% in excess of the bank's reference rate, not subject to eligible receivables and inventory. Further, the Company may borrow up to $500,000 at an interest rate equal to 2% in excess of the bank's reference rate, payable in 24 equal monthly installments, also not based on eligible receivables and inventory. In May 1999, the Company paid an additional $2.7 million of the remaining $3.3 million promissory note under the acquisition agreement. The payment differential is due to certain post-closing adjustments still under negotiation between the Company and Herold Marketing Associates, Inc. The Company believes these post-closing adjustments will be finalized shortly. The Company made the payment on such note out of cash from the private placement of the Company's securities and from additional advances under the Coast Agreement.

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

PART II -- OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     (c) Recent Sales of Unregistered Securities.
     (3) Sales in exchange for services rendered to accredited investors only pursuant to Rule 506 at Regulation D and/or Section 4(2) of the Act:

        Between February 1 and April 30, 1999, the Company issued 1,000,000 shares of its Common Stock to one entity.


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused amendment no. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Virtual Technology Corporation
                                            (Registrant)

                                            By:  /s/ Ken Israel
                                               ------------------------------
                                            Its: Chairman
                                                -----------------------------
                                            Date:    December 20, 1999
                                                 ----------------------------

                       EXHIBIT INDEX



EXHIBITS                  DESCRIPTION
--------                  -----------

27                        Financial Data Schedule