Form 10-Q/A
period 1999-07-31
VIRTUAL TECHNOLOGY CORP
filed 1999-12-20
CIK 1077597

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

ITEM                                                                        PAGE

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..............................................   2

   Condensed Consolidated Balance Sheets at July 31, 1999 (unaudited)
   and January 31, 1999....................................................   2

   Condensed Consolidated Statements of Operations (unaudited) for
   the three and six months ended July 31, 1999 and 1998...................   4

   Condensed Consolidated Statements of Cash Flows (unaudited)
   for the six months ended July 31, 1999 and 1998.........................   6

   Notes to Condensed Consolidated Financial Statements (unaudited)........   8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................   13

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................   22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................   22

Explanatory note: In November 1999, the Company, in consultation with its independent accountants, determined that the method it was using to measure the value of certain equity instruments issued to advisors and consultants and recognize the subsequent related charges to operations, was not in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services." Accordingly, this Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 1999 for the purpose of restating financial information and related disclosures for the three and six month periods ended July 31, 1999. Only the financial statements and notes thereto and those other pages with revised information are being filed. See Note 1 to the Condensed Consolidated Financial Statements.

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 July 31,      January 31,
                        ASSETS                     1999           1999
                                                -----------    -----------
                                                (Unaudited)
                                               (As restated)

CURRENT ASSETS
  Cash                                         $   519,212     $   125,993
  Accounts receivable, net                       7,672,345       4,497,292
  Stock subscription, subsequently collected             -       2,676,436
  Loan to related party                            123,750               -
  Inventories                                    2,844,279       5,236,292
  Other current assets                           1,220,640       2,761,670

                                                ----------     -----------
TOTAL CURRENT ASSETS                            12,380,226      15,297,683
                                               -----------     -----------
FURNITURE AND EQUIPMENT                            498,621         381,662
                                               -----------     -----------
OTHER ASSETS
  Goodwill                                       8,136,663       8,345,295
  Covenant not to compete                          416,667         500,000
  Consulting agreement                             868,429       1,042,115
  Prepaid investor relations services               88,800         103,600
  Loan fees                                      2,776,899          50,250
  Deposits                                          18,483          21,973
  Investment in securities                         200,000               -
                                               -----------     -----------
                                                12,505,941      10,063,233
                                               -----------     -----------
 TOTAL ASSETS                                  $25,384,788     $25,742,578
                                               ===========     ===========

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                         July 31,   January 31,
                                                           1999        1999
                                                      ------------- -----------
                                                       (Unaudited)
                                                      (As Restated)

CURRENT LIABILITIES
  Accounts payable                                    $ 7,768,567   $ 7,163,358
  Accrued expenses and other current liabilities        2,013,205     1,884,983
  Current amount of notes payable                         821,502     7,295,673
  Line of credit                                        4,041,925             -
  Current amount of capital lease obligations              11,265       10,628
  Loans from related parties                                    -        45,000
                                                      -----------   -----------
TOTAL CURRENT LIABILITIES                              14,656,464    16,399,642
                                                      -----------   -----------

OTHER LIABILITIES
  Notes payable, net of current amount                    250,000             -
  Loans from related parties                               30,000       371,543
  Capital lease obligations, net of current amount         43,534        49,267
                                                      -----------   -----------
                                                          323,534       420,810
                                                      -----------   -----------
STOCKHOLDERS' EQUITY
  Common stock - $.001 par value, no par value
     as of January 31, 1999; 100,000,000 shares
     authorized; shares issued and outstanding -
     28,851,180 and 25,345,963, respectively              28,851     17,572,796
  Additional paid in capital                          30,754,022              -
  Stock subscription receivable                         (925,000)      (925,000)
  Accumulated deficit                                (19,453,083)    (7,725,670)
                                                     -----------    -----------
                                                      10,404,790      8,922,126
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $25,384,788    $25,742,578
                                                     ===========    ===========


      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                             Three months ended
                                       July 31, 1999     July 31, 1998
                                       -------------     -------------
                                       (As restated)


NET SALES                              $16,514,314       $   952,211

COST OF GOODS SOLD                      15,311,945           905,098
                                       -----------       -----------
GROSS MARGIN                             1,202,369            47,113
                                       -----------       -----------

OPERATING EXPENSES
  Sales and marketing                    1,748,479           336,729
  General and administrative             1,766,225           192,320
  Consulting services                    1,739,289                 -
  Amortization of intangibles              232,827                 -
                                       -----------       -----------
TOTAL OPERATING EXPENSES                 5,486,820           529,049
                                       -----------       -----------
LOSS FROM OPERATIONS                    (4,284,451)         (481,936)
                                       -----------       -----------
OTHER INCOME (EXPENSE)
  Interest expense                        (385,735)          (19,915)
  Other                                     (3,831)           63,828
                                       -----------       -----------
TOTAL OTHER INCOME (EXPENSE)              (389,566)           43,913
                                       -----------       -----------
NET LOSS                               $(4,674,017)      $  (438,023)
                                       ===========       ===========
NET LOSS PER COMMON SHARE - BASIC
   AND DILUTED                         $      (.16)      $      (.03)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED        28,996,285      15,796,036


      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                 Six months ended
                                          July 31, 1999     July 31, 1998
                                          -------------     -------------
                                          (As restated)


NET SALES                                  $ 33,897,077     $ 1,542,189

COST OF GOODS SOLD                           31,481,947       1,615,138
                                           ------------     -----------
GROSS MARGIN                                  2,415,130         (72,949)
                                           ------------     -----------
OPERATING EXPENSES
  Sales and marketing                         3,065,281         485,317
  General and administrative                  3,159,389         374,651
  Consulting services                         6,553,661               -
  Amortization of intangibles                   465,653               -
                                           ------------     -----------
TOTAL OPERATING EXPENSES                     13,243,984         859,968
                                           ------------     -----------
LOSS FROM OPERATIONS                        (10,828,854)       (932,917)
                                           ------------     -----------
OTHER INCOME (EXPENSE)
  Interest expense                             (841,762)        (39,748)
  Other                                         (56,797)         63,828
                                           ------------     -----------
TOTAL OTHER INCOME (EXPENSE)                   (898,559)         24,080
                                           ------------    ------------
NET LOSS                                   $(11,727,413)   $   (908,837)
                                           ============    ============

NET LOSS PER COMMON SHARE - BASIC
   AND DILUTED                             $     (0.42)    $      (0.07)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED          27,842,838       12,915,468


      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                         Six months ended
                                                   July 31, 1999  July 31, 1998
                                                  -------------   -------------
                                                  (As restated)


OPERATING ACTIVITIES
  Net loss .....................................   $(11,727,413)   $ (908,837)
  Adjustments to reconcile net loss to net cash
  used by operating activities
    Stock issued for services ..................      6,694,977       246,937
    Amortization ...............................      1,021,030            --
    Depreciation ...............................         62,430         5,079
    Changes in operating assets and liabilities
      Accounts and other receivables ...........     (3,175,053)     (500,205)
      Inventory ................................      2,392,013         8,287
      Other current assets .....................       (333,621)      (74,664)
      Security deposits ........................          3,490            --
      Accounts payable .........................        605,209       232,093
      Accrued liabilities ......................        128,222      (107,955)
                                                   ------------    ----------
        Net cash used by operating activities ..     (4,328,716)   (1,099,265)
                                                   ------------    ----------
INVESTING ACTIVITIES
      Purchases of furniture and equipment .....       (179,389)       (4,762)
      Loan to related party ....................       (123,750)           --
      Investment in securities .................       (200,000)           --
                                                   ------------    ----------
         Net cash used by investing activities .       (503,139)       (4,762)
                                                   ------------    ----------


      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)



                                                               Six Months Ended
                                                       July 31, 1999   July 31, 1998
                                                       -------------   -------------
                                                       (As Restated)

FINANCING ACTIVITIES
  Proceeds from notes payable ......................     29,582,356                -
  Repayments on notes payable ......................    (31,764,602)         121,056
  Payments on capital leases .......................         (5,096)            (586)
  Loans from (payments to) related parties .........       (386,543)          15,000
  Loan fees ........................................       (207,027)               -
  Proceeds from options and warrants exercised .....        854,500                -
  Proceeds from issuance of common stock ...........      4,475,050        1,275,391
  Subscription received ............................      2,676,436                -
                                                        -----------      -----------
           Net cash provided by financing activities      5,225,074        1,410,861
                                                        -----------      -----------

NET INCREASE IN CASH ...............................        393,219          306,834

CASH

  Beginning of period ..............................        125,993            3,649
                                                        -----------      -----------
  End of period ....................................    $   519,212      $   310,483
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

During fiscal year 2000, the Company entered into certain consulting and service agreements whereby, in exchange for common stock and/or warrants to purchase common stock, the Company receives investment banking, strategic planning, legal and other services (see Note 3). These services are generally to be provided over a period of one year or less. In November 1999, the Company, in consultation with its independent accountants, determined that the method it was using to measure the value of these equity instruments and to recognize the subsequent, related charges to operations, was not in accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accordingly, the Company has restated its consolidated financial statements for the first and second quarters of fiscal year 2000. The effect of these adjustments was to reduce current assets and stockholders equity as of July 31, 1999 by $1,895,074 and to reduce related charges to operations for the six months ended July 31, 1999 by $1,258,286.

The Company has also reclassified certain previously reported expenses, as follows: reclassified $3,705,000 from "warrants in lieu of stock registration" to consulting services for the six months ended July 31, 1999 and also reclassified $277,690 and $555,379 from "amortization of loan fees" to interest expense for the three and six months ended July 31, 1999, respectively.

The restatement did not affect previously reported net cash flows for the periods presented. The effect of this restatement on previously reported condensed consolidated financial statements as of and for the six-month period ended July 31, 1999 is as follows:



                                                 Six Months Ended                    Three Months Ended
                                                  July 31, 1999                         July 31, 1999
                                                   (Unaudited)                           (Unaudited)

                                            As Previously        As             As Previously       As
                                               Reported       Restated             Reported      Restated


Consulting services ....................    $  4,106,947    $  6,553,661          1,602,158      1,739,289
Total operating expenses ...............      10,797,270      13,243,984          5,349,689      5,486,820
Loss from operations ...................      (8,382,140)    (10,828,854)        (4,147,320)    (4,284,451)
Warrants in lieu of stock registration .      (3,705,000)            -0-                -0-            -0-
Amortization of loan fees ..............      (  555,379)            -0-           (277,690)           -0-
Interest expense .......................      (  286,383)    (   841,762)          (108,045)      (385,735)
Total other income (expense) ...........      (4,603,559)    (   898,559)          (389,566)      (389,566)
Net loss ...............................     (12,985,699)    (11,727,413)        (4,536,886)    (4,674,017)
Net loss per common share - basic
          and diluted ..................    ($       .47)   ($       .42)              (.16)          (.16)




                                              July 31, 1999
                                               (Unaudited)

                                     As Previously        As
                                        Reported        Restated


Other current assets                  $  3,115,714    $  1,220,640
Total current assets                    14,275,300      12,380,226
Total assets                            27,279,862      25,384,788
Additional paid in capital              33,907,382      30,754,022
Accumulated deficit                    (20,711,369)    (19,453,083)
Total stockholders' equity              12,299,864      10,404,790
Total liabilities and stockholders'
equity                                $ 27,279,862    $ 25,384,788

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

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

3.       Other Current Assets -

         Other current assets consist of the following:


                                             July 31,   January 31,
                                               1999        1999
                                           -----------  -----------
                                          (As restated)


Prepaid consulting and service agreements   $  870,314   $2,546,630
Credit card company holdbacks                  174,000      174,000
Other                                          176,326       41,040
                                            ----------   ----------
                                            $1,220,640   $2,761,670
                                            ==========   ==========

        During the first six months of fiscal 2000, the Company entered into consulting and service agreements whereby the Company is receiving investment banking, legal and other services, generally over a period of one year or less as specified in the agreements. As consideration for these agreements, the Company paid cash, issued common stock and/or issued warrants to purchase common stock, or a combination thereof. The Company accounts for such agreements pursuant to the requirements of Statement of Financial Standards No. 123 and Emerging Issues Task Force Issue No. 96-18.

4.       Loan Fees -

         In February 1999, the Company entered into a three-year credit agreement (the "Coast Agreement") with Coast Business Credit, a division of Southern Pacific Bank ("Coast"), to provide financing of up to $10,000,000, based upon eligible receivables and inventory (See Note 5 below, "Line of Credit"). In connection with setting up the Coast Agreement, the Company incurred certain fees and expenses paid for with a combination of cash, common stock and warrants to purchase the Company's common stock. The loan fees are being amortized over the term of the Coast Agreement and are charged to interest expense. The loan fees and accumulated amortization are as follows:



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

6.       Notes Payable -

         Notes payable consist of the following:


                                                                July 31,    January 31,
                                                                  1999         1999
                                                               ----------   ----------

Payable to Herold Marketing, interest imputed at 9.75%:

  Due February 27, 1999                                        $       -    $3,967,936
  Due April 28, 1999                                             571,502     3,220,664
8% notes payable to former stockholder of
  VTL in settlement of litigation                                      -        93,129
Note payable to Coast Business Credit at the bank's reference
  rate plus 2.0%, payable in 24 equal monthly installments       500,000             -
  Less long term portion                                        (250,000)            -
Other notes                                                            -        13,944
                                                               ---------    ----------
                                                               $ 821,502    $7,295,673
                                                               =========    ==========


7.       Stockholders' Equity -

         In June 1999, the stockholders of the Company approved an amendment to the Articles of Incorporation to increase the authorized number of shares of capital stock from 55,000,000 to 100,000,000 shares, to eliminate the distinction between authorized common stock and authorized preferred stock and to change the par value from no par value to $.001 per share. As a result of this action, $30,754,022 was reclassified from the common stock account to additional paid in capital.

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

                                                As of and for the                 As of and for the
                                               Three Months Ended                Six Months Ended
                                                   July 31, 1999                    July 31, 1999

                                           e-commerce    Distribution       e-commerce      Distribution
                                           -----------   ------------      ------------     ------------
                                          (As restated)  (As restated)     (As restated)    (As restated)
Total assets                               $6,627,768    $18,757,020       $ 6,627,768       $18,757,020
                                           ==========    ===========       ===========       ===========

Net sales to external customers            $3,093,578    $13,420,736       $ 4,972,358       $28,924,719
Net sales to internal customers                     -        683,501            89,016         1,037,506
Intersegment net sales                              -       (683,501)          (89,016)       (1,037,506)
                                           ----------    -----------       -----------       -----------
                                            3,093,578     13,420,736         4,972,358        28,924,719

Cost of goods sold                          2,940,407     12,371,538         4,766,882        26,715,065
                                           ----------    -----------       -----------       -----------
Gross margin                               $  153,171    $ 1,049,198       $   205,476       $ 2,209,654
                                           ==========    ===========       ===========       ===========


9.       Supplemental Disclosures of Cash Flow Information -

                                                                             Three Months Ended
                                                                          July 31,            July 31,
                                                                            1999               1998
                                                                        -----------          ---------
                                                                       (As restated)
          Cash paid for interest                                         $  269,550          $     103
          Non-cash investing and financing activities:
                  Warrants issued (canceled) for prepaid
                       consulting and service agreements                   (740,000)           148,000
                  Stock issued (canceled) for consulting
                       services                                             579,625              5,000
                  Stock issued in lieu of compensation                            -              7,875

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

9.       Supplemental Disclosures of Cash Flow Information (continued)-

                                                                     Six Months Ended
                                                                  July 31,      July 31,
                                                                    1999          1998
                                                                ------------   -----------
                                                                (As restated)
             Cash paid for interest                             $    380,450   $     346
             Non-cash investing and financing activities:
                   Warrants issued for
                        consulting and service agreements          6,322,000     148,000
                   Stock issued for consulting services            1,558,527      21,000
                   Stock issued in lieu of compensation                    -     185,375


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

         The Company has a limited operating history upon which investors may evaluate its business and prospects. At February 7, 1996, the Company was essentially a shell corporation without any products or revenues. Since such date, the Company has incurred significant losses, and as of July 31, 1999 had an accumulated deficit of approximately $19.5 million, as restated. The Company intends to continue to expend significant financial and management resources on the development of additional services, sales and marketing, improved technology, acquisitions and expanded operations. As a result, the Company expects to incur substantial additional losses and continued negative cash flow from operations for the foreseeable future, and management anticipates that such losses will increase substantially from current levels.

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

RESULTS OF OPERATIONS

         The following table sets forth statement of operations data for the periods indicated as a percentage of revenues:

                                        Three Months Ended            Six Months Ended
                                            July 31,                      July 31,
                                        1999          1998           1999         1998
                                      --------      -------        --------     -------
                                     (As restated)               (As restated)

Sales ...........................        100.0%       100.0%          100.0%      100.0%
Cost of goods sold ..............         92.7         95.0            92.9       104.7
                                      --------      -------        --------     -------
Gross margin ....................          7.3          5.0             7.1        (4.7)

Operating expenses ..............         33.2         55.6            39.1        55.8
                                      --------      -------        --------     -------
Loss from operations ............        (25.9)       (50.6)          (32.0)      (60.5)

Other income (expense), net......         (2.4)         4.6           ( 2.6)        1.6
                                      --------      -------        --------     -------
Net loss ........................        (28.3)       (46.0)          (34.6)      (58.9)
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

        Consulting services consist primarily of financial and other service contracts paid with cash, common stock and warrants to purchase common stock or a combination thereof. For the three months ended July 31, 1999, the Company recognized $1.7 million, as restated, of non-cash consulting expenses from a combination of previous agreements and new agreements, generally written for a term of one year. There were $12,000 of consulting expenses for the three months ended July 31,1998. The Company will continue to recognize the cost of existing noncash consulting agreements over the course of fiscal 2000, with the total charges expected to exceed $9 million for the entire fiscal year. There may be substantial additional charges if the Company enters into additional agreements.

         Amortization of intangibles consists of goodwill, a covenant not to compete and a consulting agreement, all associated with the acquisition of GTI. Amortization totaled $233,000 for the three months ended July 31, 1999, compared with no amortization for the three months ended July 31, 1998.

         OTHER INCOME (EXPENSE). Other expense, as restated, for the three months ended July 31, 1999 consists primarily of $385,735 of interest expense. This interest expense includes $278,000 of loan fee amortization relating to a collateralized 3 year $10 million line of credit with Coast Business Credit ("Coast"). It also includes $108,000 of interest expense relating to that agreement.

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

         For the six months ended July 31, 1999, the Company recognized $6.6 million, as restated, of non-cash consulting expenses from a combination of previous agreements and new agreements, generally written for a term of one year. There were $12,000 in consulting expenses for the six months ended July 31, 1998. The Company will continue to recognize the cost of existing noncash consulting agreements over the course of fiscal 2000, with the total charges expected to exceed $9 million for the entire fiscal year. There may be substantial additional charges if the Company enters into additional agreements.

         Amortization totaled $466,000 for the six months ended July 31, 1999, compared with no amortization for the six months ended July 31, 1998.

         OTHER INCOME (EXPENSE). Other expense, as restated, for the six months ended July 31, 1999 consists primarily of $841,762 of interest expense. This interest expense includes $555,000 of loan fee amortization relating to a collateralized 3 year $10 million line of credit with Coast Business Credit ("Coast"). It also includes $195,000 of interest expense relating to that agreement.

 The balance of the interest is primarily related to $111,000 discount on the notes payable to Herold Marketing as a result of the acquisition of GTI.

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

         Cash provided by financing activities was $5.2 million for the six months ended July 31, 1999, as compared to cash provided by financing activities of $1.4 million for the six months ended July 31, 1998. During the six months ended July 31, 1999, the Company received $8.0 million from issuance of equity securities and the collection of a $2.7 million stock subscription receivable. In addition, the Company during this period borrowed $29.6 million under the Coast Agreement and repaid a total of $31.8 million. Proceeds from these financing activities were used to retire a $4.0 million note payable to Herold Marketing in connection with the Company's acquisition of GTI. The Company also used the proceeds to retire $386,000 of loans from related parties and paid $207,000 in loan fees to establish the Coast Agreement.

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

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)  Recent Sales of Unregistered Securities.

     (1) Sales for cash consideration to accredited investors only pursuant to Rule 506 of Regulation D and/or Section 4(2) of The Securities Act of 1933, as amended (the "Act"):

     Between May 1 and July 31, 1999, the Company issued 757,576 shares of its Common Stock and 200,000 Common Stock purchase warrants for $2,250,000 to one investor.

     (2) Sales in exchange for services rendered to accredited investors only pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Act:

     Between May 1 and July 31, 1999, the Company issued 900,000 shares of its Common Stock to five individuals and/or entities.

     (3) Issuance of options and warrants involving no sale of securities:

     Between May 1 and July 31, 1999, the Company granted to thirteen individuals an aggregate of 937,500 options to purchase shares of the Company's Common Stock, exercisable at $4.75 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

27  Financial Data Schedule

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


Dated:    December 20, 1999