Form 10-Q
period 1999-10-31
VIRTUAL TECHNOLOGY CORP
filed 1999-12-20
CIK 1077597

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (Mark One)

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended: October 31, 1999

                                       or

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 20, 1999, the latest practicable date: 32,669,044
                                                                    ------------

                                TABLE OF CONTENTS

ITEM                                                                                                        PAGE

                                                 PART I

                                        FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.................................................................................3

   Condensed Consolidated Balance Sheets at October 31, 1999 (unaudited)
   and January 31, 1999.......................................................................................3

   Condensed Consolidated Statement of Operations (unaudited) for the three and nine months ended October 31, 1999 and 1998............................................................................5

   Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended
   October 31, 1999 and 1998..................................................................................7

   Notes to Condensed Consolidated Financial Statements (unaudited)...........................................9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS ....................................................................15

                                                 PART II

                                            OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................................................23

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................................24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................................24


                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                     October 31,                  January 31,
                                                                        1999                         1999
                                                                     (unaudited)
                                                                    ------------                  -----------
CURRENT ASSETS
  Cash                                                              $    625,049                  $   125,993
  Accounts receivable, net                                             8,703,019                    4,497,292
  Stock subscription                                                     -                          2,676,436
  Loan to officer and shareholder                                        123,750                      -
  Inventories, net                                                     3,131,474                    5,236,292
  Other current assets                                                 2,783,837                    2,761,670
                                                                    ------------                  -----------
TOTAL CURRENT ASSETS                                                  15,367,129                   15,297,683
                                                                    ------------                  -----------

FURNITURE AND EQUIPMENT, net                                             628,028                      381,662
                                                                    ------------                  -----------

OTHER ASSETS
  Goodwill                                                             7,946,887                    8,345,295
  Covenant not to compete                                                375,000                      500,000
  Deferred consulting costs                                              862,986                    1,145,715
  Deferred loan fees                                                   2,499,208                       50,250
  Other                                                                  178,984                       21,973
                                                                    ------------                  -----------

                                                                      11,863,065                   10,063,233
                                                                    ------------                  -----------
TOTAL ASSETS                                                        $ 27,858,222                  $25,742,578
                                                                    ============                  ===========

           See Notes to Condensed Consolidated Financial Statements.

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     October 31,                   January 31,
                                                                        1999                          1999
                                                                     (unaudited)
                                                                    ------------                 ------------
CURRENT LIABILITIES
  Accounts payable                                                  $  8,068,228                 $  7,163,358
  Accrued expenses and other current liabilities                       4,319,678                    1,884,983
  Notes payable, current portion                                         800,970                    7,295,673
  Line of credit                                                       5,748,122                       -
  Current amount of capital lease obligations                             11,296                       10,628
  Loans from related parties                                               -                           45,000
                                                                    ------------                 ------------
TOTAL CURRENT LIABILITIES                                             18,948,294                   16,399,642
                                                                    ------------                 ------------

OTHER LIABILITIES
   Notes payable - long term                                             250,000                         -
   Loans from officer and shareholder                                     30,000                      371,543
   Capital lease obligations, net of current amount                       40,794                       49,267
                                                                    ------------                 ------------
                                                                         320,794                      420,810
                                                                    ------------                 ------------

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value (no par value as of January 31, 1999)
     100,000,000 shares authorized; 30,538,680 and 25,345,963 shares issued and outstanding at October 31, 1999 and January 31, 1999,
     respectively                                                         30,539                   17,572,796
  Additional paid in capital                                          33,930,261                         -
  Stock subscription receivable                                         (925,000)                    (925,000)
  Accumulated deficit                                                (24,446,666)                  (7,725,670)
                                                                    ------------                 ------------
                                                                       8,589,134                    8,922,126
                                                                    ------------                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 27,858,222                 $ 25,742,578
                                                                    ============                 ============

           See Notes to Condensed Consolidated Financial Statements.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                Three months ended
                                                                   October 31, 1999            October 31, 1998
                                                                     -----------                  -----------
NET SALES                                                            $20,069,412                  $ 1,550,752

COST OF GOODS SOLD                                                    18,707,274                    1,434,323
                                                                     -----------                  -----------

GROSS MARGIN                                                           1,362,138                      116,429
                                                                     -----------                  -----------

OPERATING EXPENSES
  Sales and marketing                                                  1,843,713                      412,390
  General and administrative                                           2,168,905                      359,587
  Consulting services                                                  1,538,702                       66,852
  Amortization of intangibles                                            232,824                         -
                                                                     -----------                  -----------
                                                                       5,784,144                      838,829
                                                                     -----------                  -----------

LOSS FROM OPERATIONS                                                  (4,422,006)                    (722,400)
                                                                     -----------                  -----------

OTHER INCOME (EXPENSE)
  Interest expense                                                      (422,565)                     (16,601)
  Other income (expense)                                                (149,012)                       5,329
                                                                     -----------                  -----------
                                                                        (571,577)                     (11,272)
                                                                     -----------                  -----------

NET LOSS                                                             $(4,993,583)                 $  (733,672)

NET LOSS PER COMMON SHARE - BASIC AND
   DILUTE                                                            $(      .16)                 $(      .04)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED                                    30,360,745                   20,215,979

           See Notes to Condensed Consolidated Financial Statements.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                Nine months ended
                                                                  October 31, 1999             October 31, 1998
                                                                    ------------                 ------------
NET SALES                                                           $ 53,966,489                 $  3,092,941

COST OF GOODS SOLD                                                    50,189,221                    3,049,461
                                                                    ------------                 ------------

GROSS MARGIN                                                           3,777,268                       43,480
                                                                    ------------                 ------------

OPERATING EXPENSES
  Sales and marketing                                                  4,908,994                      897,707
  General and administrative                                           5,328,294                      720,446
  Consulting services                                                  8,092,363                       80,644
  Amortization of intangibles                                            698,477                        -
                                                                    ------------                 ------------
                                                                      19,028,128                    1,698,797
                                                                    ------------                 ------------

LOSS FROM OPERATIONS                                                 (15,250,860)                  (1,655,317)
                                                                    ------------                 ------------

OTHER INCOME (EXPENSE)
  Interest expense                                                    (1,264,327)                     (56,349)
  Other income (expense)                                                (205,809)                      69,157
                                                                    ------------                 ------------
                                                                      (1,470,136)                      12,808
                                                                    ------------                 ------------

NET LOSS                                                            $(16,720,996)                $ (1,642,509)
                                                                    ============                 ============
NET LOSS PER COMMON SHARE - BASIC AND
   DILUTED                                                          $ (      .58)                $ (      .11)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED                                    28,691,364                   15,297,029


           See Notes to Condensed Consolidated Financial Statements.

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Nine months ended
                                                                  October 31, 1999           October 31, 1998
                                                                    ------------               ------------
OPERATING ACTIVITIES
        Net loss                                                    $(16,720,996)              $ (1,642,509)
        Adjustments to reconcile net loss to net cash
        used by operating activities
            Stock compensation for services                            8,363,131                    423,875
            Amortization                                               1,617,007                       -
            Depreciation                                                 103,026                     13,531
            Interest on notes converted into common stock                   -                        26,912
            Changes in operating assets and liabilities
               Accounts and other receivables                         (4,205,727)                  (766,555)
               Inventories                                             1,944,818                     (9,377)
               Other current assets                                     (376,658)                  (207,722)
               Accounts payable                                          904,870                    477,537
               Accrued expenses                                        2,434,697                    178,553
                                                                    ------------               ------------
                   Net cash used by operating activities              (5,935,832)                (1,505,755)
                                                                    ------------               ------------

INVESTING ACTIVITIES
        Purchases of furniture and equipment                            (349,392)                   (73,385)
        Loan to related party                                           (123,750)                      -
                                                                    ------------               ------------
                   Net cash used by investing activities                (473,142)                   (73,385)
                                                                    ------------               ------------

           See Notes to Condensed Consolidated Financial Statements.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)


FINANCING ACTIVITIES
        Proceeds from notes payable                                   47,465,109                    174,148
        Repayments on notes payable                                  (47,961,690)                      -
        Payments on capital leases                                        (7,805)                      -
        Loans from officer and shareholders                             (386,543)                    30,000
        Loan fees                                                       (207,027)                      -
        Proceeds from options and warrants exercised                     854,500                       -
        Proceeds from issuance of common stock                         4,475,050                  1,508,113
        Subscription receivable collected                              2,676,436                       -
                                                                    ------------               ------------
                   Net cash provided by financing activities           6,908,030                  1,712,261
                                                                    ------------               ------------

NET INCREASE IN CASH                                                     499,056                    133,121

CASH
        Beginning of period                                              125,993                      3,649

                                                                    ------------               ------------

        End of period                                               $    625,049               $    136,770
                                                                    ============               ============


           See Notes to Condensed Consolidated Financial Statements.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Virtual Technology Corporation and subsidiaries (the "Company" or "VTC") have been prepared by the Company, without audit, pursuant to rules and regulations of The Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-Q include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. Operating results for the three and nine months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

2.       Other Balance Sheet Information

         Inventories at October 31, 1999 and January 31, 1999 are all finished goods, primarily high performance computer hardware, software and peripheral equipment. Other current assets consist of the following:



                                                                       October 31,                  January 31,
                                                                          1999                         1999
                                                                       ----------                   ----------
                  Prepaid consulting and service agreements            $2,287,068                   $2,546,630
                  Credit card company holdbacks                           174,000                      174,000
                  Other                                                   322,769                       41,040
                                                                        ----------                  ----------
                                                                        $2,738,837                  $2,761,670

     In the first nine months of fiscal 2000, the Company entered into consulting and service agreements whereby the Company is receiving investment banking, legal and other services, generally over a period of one year or less as specified in the agreements. As consideration for these agreements, the Company paid cash, issued common stock and/or issued warrants to purchase common stock, or a combination thereof. The Company accounts for such agreements pursuant to the requirements of Statement of Financial Standards No. 123 and Emerging Issues Task Force Issue No. 96-18.

3.       Loan Fees -

         In February 1999, the Company entered into a three-year credit agreement (the "Coast Agreement") with Coast Business Credit, a division of Southern Pacific Bank ("Coast"), to provide financing of up to $10,000,000, based upon eligible levels of receivables and inventories (See Note 4 below, "Line of Credit"). In connection with setting up the Coast Agreement, the Company incurred certain fees and expenses that it paid for with a combination of cash and warrants to purchase the Company's common stock. The loan fees are being amortized over the term of the Coast Agreement and charged to interest expense. The loan fees and accumulated amortization are as follows:


                                                                   October 31,       January 31,
                                                                      1999              1999
                                                                   ----------        ----------
              Loan fees                                            $3,332,278        $   50,250
              Less:  accumulated amortization                        (833,070)                -
                                                                   ----------        ----------
                                                                   $2,499,208        $   50,250
                                                                   ==========        ==========

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

4.       Line of Credit-

         In February 1999, the Company entered into the Coast Agreement to provide financing of up to $10,000,000, based upon eligible levels of receivables and inventories. The loan bears interest at the prime rate plus 1.5% and expires March 31, 2002. As part of the Coast Agreement, the Company may also borrow up to an additional $250,000 for capital expenditures at the bank's reference rate plus 2.0%. In addition, the Company may borrow up to $500,000 at the bank's reference rate plus 2%, with principal borrowings payable in 24 equal monthly installments. As of October 31, 1999, the Company had borrowed $437,500 of the $500,000 available. The notes are collateralized by all of the assets of the Company. As of October 31, 1999, the Company had $5,748,121 of borrowings under the line of credit. At that date, the Company had approximately $2.0 million of additional borrowing availability under the Coast Agreement.

5.       Notes Payable -

         Notes payable consist of the following:

                                                                       October 31,        January 31,
                                                                          1999               1999
                                                                       ----------         ----------
              Payable to Herold Marketing, interest
                   imputed at 9.75%: Due February 27,
                   1999                                                $     -            $3,967,936
                   Due April 28, 1999                                     571,502          3,220,664
              Notes payable to former stockholder of
                 VTL in settlement of litigation (interest at 8%)            -                93,129
              Note payable to Coast Business Credit
              at the bank's reference rate plus 2.0% (see note 4)         437,500               -
                 Other notes                                               41,968             13,944
                                                                       ----------         ----------
                                                                        1,050,970          7,295,673
                 Less current portion                                     800,970          7,295,673
                                                                       ----------         ----------
                 Notes payable, long-term                              $  250,000         $    -
                                                                       ==========         ==========

6.       Stockholders' Equity -

         In June 1999, the stockholders of the Company approved an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of capital stock from 55,000,000 to 100,000,000 shares, to eliminate the distinction between authorized Common Stock and authorized Preferred Stock and to change the par value from no par value to $.001 per share. As a result of this action, $30,754,022 was reclassified from the common stock account to additional paid in capital.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

7.       Operating Segments and Related Information -

         Prior to January 28, 1999, the Company operated in one segment, e-commerce sales. In connection with the acquisition of GTI, the Company now operates in two segments, e-commerce sales and distribution sales to retail and wholesale outlets. Identifiable assets and operating data as of and for the three and nine months ended October 31, 1999 are as follows:



                                                        As of and for the               As of and for the
                                                       Three Months Ended               Nine Months Ended
                                                        October 31, 1999                 October 31, 1999
                                                       ------------------               -----------------
                                                  e-commerce      Distribution      e-commerce      Distribution
                                                 ------------     ------------     ------------     ------------
Total assets                                     $  8,704,823     $ 19,153,399     $  8,704,823       19,153,399
                                                 ============     ============     ============     ============
Net sales to external customers                  $  4,168,644     $ 15,900,768     $  9,141,002     $ 44,825,487
Net sales to internal customers                                        978,855           89,016        2,016,391
Intersegment net sales                                                (978,855)         (89,016)      (2,016,391)
                                                 ------------     ------------     ------------     ------------
                                                    4,168,644       15,900,768        9,141,002       44,825,487

Cost of goods sold                                  4,027,725       14,679,549        8,794,607       41,394,614
                                                 ------------     ------------     ------------     ------------
         Gross profit                            $    140,919     $  1,221,219     $    346,395     $  3,430,873
                                                 ============     ============     ============     ============

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

8.       Supplemental Disclosures of Cash Flow Information (continued)-

                                                                                        Nine Months Ended
                                                                                October 31,          October 31,
                                                                                   1999                  1998
                                                                                -----------          -----------
             Cash paid for interest                                             $   530,254          $     2,990
             Non-cash investing and financing activities
                   Warrants issued for consulting services                        6,322,000              535,000
                   Stock issued for consulting services                           4,463,327              236,625
                   Stock issued in lieu of cash compensation                         85,625              187,250
                   Inventories exchanged for capital stock of investee              160,000                 -

9.           Legal Proceedings -

         In June 1999, Lenhoff Capital Partners, Inc., ("LCP") commenced a suit against the Company alleging that the Company failed to pay a $120,000
"success fee" and to issue stock purchase warrants to LCP as consideration for introductions to Coast initiated by LCP. The suit also alleged that the Company failed to pay LCP an additional fee after the Company, without LCP's assistance, obtained private equity funding in January 1999. LCP sought monetary damages and the issuance of a stock purchase warrant. The Company settled the suit in November 1999 for $150,000 in cash which was paid on November 15, 1999. Accordingly, the Company has recorded a $150,000 charge to "other income (expense)" in the three and nine month periods ended October 31, 1999.

10.      Marketing Agreement -

     In October 1999, the Company entered into a three-year E-Commerce Agreement with Lycos, Inc. for comprehensive internet marketing activities, including co-branding of a Company website on the Lycos network. Under the agreement, the Company has paid Lycos $1.125 million and is obligated to pay an additional $3.375 million over the next six months. The Company is to pay an additional $5.0 million to Lycos during each of the second and third years of the agreement, subject to Lycos' right to terminate the agreement unless the Company agrees to pay $6.5 million in such years.

11.      Subsequent Events -

         In November and December 1999, the Company issued 2,125,000 shares of Common Stock and 6,100,000 warrants for $3,375,000 of cash. The Company also issued 200,000 warrants to Coast pursuant to amendments to The Coast Agreement.

In November 1999, the Company entered into a definitive agreement to acquire most of the operating assets of Tech Squared Inc. ("Tech Squared") for $3.5 million cash. On December 17, 1999, the Company closed on the acquisition upon payment of $1.4 million in cash and issuance of a promissory note due on December 20, 1999 for $2.1 million. The transaction will be recorded using the purchase method of accounting. In anticipation of this transaction, the Company entered into an amended Coast Agreement pursuant to which, on December 20, 1999, Coast loaned $2.1 million to the Company which was used to retire the Tech Squared promissory note.

         As a condition of its $2.1 million loan, Coast required that the Company obtain a minimum of $1.0 million of additional equity funds. On December 17, 1999, the Company satisfied Coast's requirement upon receipt of $1.65 million of cash raised through a private placement. In the private placement, an investor purchased, for $400,000, 400,000 shares of the Company's Common Stock.

         In exchange for $500,000 in the private placement, the Company issued 2,000,000 five-year warrants to purchase Common Stock to another investor. These warrants are exercisable at $.50 per share. Upon this investor's demand, the Company must redeem one-half of the warrants for the original $500,000 purchase price. The investor has made demand for this redemption. If the Company fails to redeem the warrants by December 24, 1999, the investor may foreclose upon certain securities pledged to the investor. The Company has also agreed to file a registration statement under the Securities Act of 1933, as amended, to register the shares underlying the warrants and any other Company convertible securities owned by the investor at the time the registration statement is filed. If the Company fails to obtain effectiveness of this registration statement by May 31, 2000, the investor's warrants will automatically double (i.e., to 2,000,000 warrants if the redemption of 1,000,000 warrants has occurred or to 4,000,000 warrants if no redemption has occurred).


         Certain officers and directors of the Company, also purchased $750,000 of the securities offered in the private placement on terms proportionally identical to the $500,000 investment described in the preceding paragraph, except that the Company pledged no collateral to these investors to secure the Company's redemption obligations.

         At September 30 and October 31, 1999, the Company was in default on its tangible net worth covenant with Coast. Coast waived these defaults in December 1999 in exchange for issuance to it of a five-year warrant to purchase 50,000 shares of the Company's Common Stock at an exercise price of $2.04 per share, subject to certain adjustments. As a further condition to amending in December 1999 the Coast Agreement in advance of the Tech Squared acquisition to allow inclusion of the Tech Squared assets in the borrowing base, Coast required the Company to issue an additional five-year warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price of $2.04 per share, subject to certain adjustments. The amended Coast Agreement also provides that in the event that the Company terminates the agreement within the first 36 months, the Company will continue to pay Coast, as a termination fee, the minimum monthly interest that Coast would otherwise have received under the agreement. The Company currently estimates this termination fee would be approximately $33,000 per month. The amended Coast Agreement also requires the Company to raise an additional $350,000 of equity funds by December 31, 1999. There is no assurance that the Company will be able to raise such funds on acceptable terms, or at all.

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

         OVERVIEW

         Virtual Technology Corporation now does business under the trade name "Netdirect Corporation International"("Netdirect" or the "Company"). Netdirect is the parent of two complementary business units: Netdirect.com and Graphics Technologies, Inc. ("GTI"). Both units provide computer manufacturers with channels to deliver their products to the end consumer. Netdirect.com provides products to the end user by purchasing products directly from manufacturers or from distribution partners. GTI provides manufacturers with a distribution channel to sell their products to dealers, resellers, value-added resellers ("VARs") and integrators who then sell them to the end user. Netdirect's management directs the overall business and provides integration and leadership to the two business units.

         Netdirect.com is an Internet retailer of high performance computer hardware, software and peripheral products to sophisticated computer and Internet users. Through its e-commerce web site at www.netdirect.com (the Company disclaims the inclusion of this web site in this Form 10-Q), Netdirect.com offers more than 42,000 units of selective high-performance, brand name computer equipment. Netdirect.com offers an online specialized store that is intended to provide one-stop shopping for its targeted domestic and international customers, 24 hours a day, seven days a week. Netdirect.com's online store features a fun, easy to navigate interface, competitive pricing, extensive product information and powerful search capabilities.

         Netdirect.com began online marketing of a proprietary email and newsgroup software in January 1997. In October 1997, Netdirect.com launched its e-commerce site offering a range of selective high-performance brand names for computer equipment and software programs. To facilitate its expansion, Netdirect.com formed alliances with GTI, Ingram Micro ("Ingram") and Tech Data Corporation ("Tech Data") to provide the Company with a "virtual inventory" of hardware and software products. These three entities provide order fulfillment, shipping, and post sale customer support.

         Netdirect.com derives its revenue primarily from sales of third-party computer hardware, software and accessories. Revenues from the sale of computer products, net of estimated returns, are recognized upon shipment of the physical product to the end-user. The amount payable to the supplier is reported as cost of sales. A majority of Netdirect.com's sales are through credit cards. Netdirect.com uses a credit card screening service to mitigate the risk of credit card fraud, intended to reduce credit risk involved with accepting credit cards. Netdirect.com bears full credit risk on non-credit card sales. Netdirect.com, through its network of suppliers, maintains a supply of certain computer products to meet the delivery requirements of its customers.

         In January 1999, the Company acquired substantially all of GTI's assets. The Company has leveraged GTI's buying power to improve gross margins in the sale of computer products on Netdirect.com's website, but there is no assurance any additional buying efficiencies can or will be achieved.

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

         The Company has a limited operating history upon which its business and prospects can be evaluated. At February 7, 1996, the Company was essentially a shell corporation without any products or revenues. Since such date, the Company has incurred significant losses, and as of October 31, 1999 had an accumulated deficit of approximately $24.4 million. The Company intends to continue to expend significant financial and management resources on the development of additional services, sales and marketing, improved technology, acquisitions and expanded operations. As a result, the Company expects to incur substantial additional losses and continued negative cash flow from operations for the foreseeable future, and management anticipates that such losses will increase substantially from current levels. As more fully described below, the Company needs to raise substantial additional funds in order to carry out its operating plan and to consummate its acquisition strategy.

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

         To address these risks, the Company must, among other things, maintain existing relationships and develop new relationships with hardware, software and accessories manufacturers, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service and order fulfillment, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

         The following table sets forth statement of operations data for the periods indicated as a percentage of revenues:


                                         Three Months Ended            Nine Months Ended
                                            October 31,                   October 31,
                                        1999           1998           1999           1998
                                       -----          -----          -----          -----
Sales ...............................  100.0%         100.0%         100.0%         100.0%
Cost of goods sold ..................   93.2           92.5           93.0           98.6
                                       -----          -----          -----          -----
Gross margin ........................    6.8            7.5            7.0            1.4

Operating expenses ..................   28.8           54.1           35.3           54.9
                                       -----          -----          -----          -----
Loss from operations ................  (22.0)         (46.6)         (28.3)         (53.5)

Other income (expense), net..........   (2.9)           (.7)          (2.7)            .4
                                       -----          -----          -----          -----
Net loss ............................  (24.9)         (47.3)         (31.0)         (53.1)
                                       =====          =====          =====          =====

Three Months Ended October 31, 1999 as Compared to the Three Months Ended October 31, 1998

         NET SALES. The Company derives its revenue primarily from sales of third-party computer hardware, software and accessories. The Company recognizes revenue from the sale of computer products upon shipment of the physical product to the customer. Net sales are comprised of the gross selling price of products sold by the Company, net of estimated returns. The Company bears credit risk with respect to a majority of its sales. The Company's net sales increased to $20.1 million for the three months ended October 31, 1999, from $1.6 million for the three months ended October 31, 1998, reflecting an increase of $18.5 million or 1,194%. This sales increase represented a $2.6 million, or 169%, increase for Netdirect.com (e-commerce) sales and a $15.9 million increase for GTI (distribution) sales as a result of the January 1999 GTI acquisition. The Netdirect.com increase was primarily the result of the growth of Internet sales through the Company's web-site. The Company acquired GTI on January 28, 1999, and therefore did not report net sales from GTI prior to that date.

         COST OF GOODS SOLD. Cost of goods sold consists primarily of computer products sold to the end user and related shipping and distribution costs. Cost of goods sold during the three months ended October 31, 1999 was $18.7 million, or 93.2% of net sales, reflecting an increase of $17.3 million or 1,204%. The cost of goods sold increase includes a $2.6 million, or 181%, increase for Netdirect.com's cost of goods sold and a $14.7 million increase for GTI's cost of goods sold as a result of the GTI acquisition. The Netdirect.com increase was primarily the result of the increase in sales. The Company acquired GTI on January 28, 1999 and therefore did not report cost of goods sold for GTI prior to that date.

         As a percentage of net sales, cost of goods sold increased to 93.2% for the three months ended October 31, 1999 from 92.5% for the comparable period in 1998. This increase is principally attributable to the Company's efforts to build e-commerce sales volume.

         OPERATING EXPENSES. Operating expenses consist principally of sales and marketing, general and administrative, consulting services and amortization of intangibles. All operating expenses increased in the three months ended October 31, 1999 as compared to the three months ended October 31, 1998 principally due to the acquisition of GTI in January 1999.

         Sales and marketing expenses, which include sales and marketing personnel expenses and advertising and promotional expenses, increased to $1.8 million during the three months ended October 31, 1999 from $412,000 for the three months ended October 31, 1998. The primary components of the increase were an increase in advertising and promotion expenditures of $909,000 and an increase in sales and marketing personnel expenses of $475,000. As a percentage of net sales, sales and marketing expenses were 9.2% for the three months ended October 31, 1999, as compared to 26.6% for the three months ended October 31, 1998. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and to develop marketing programs.

         General and administrative expenses consist principally of executive, accounting and administrative personnel expenses, legal and accounting expenses and occupancy and bad debt expense. General and administrative expenses increased to $2.2 million for the three months ended October 31, 1999 from $360,000 for the three months ended October 31, 1998. The 1999 increase over the 1998 period was primarily due to an increase in personnel expenses of $716,000 and legal, accounting and other professional services of $344,000. As a percentage of net sales, general and administrative expenses were 10.8% during the three months ended October 31, 1999, as compared to 23.2% for the three months ended October 31, 1998.

         Consulting services consist primarily of investment banking and other service contracts paid with cash, common stock and warrants to purchase common stock or a combination thereof. For the three months ended October 31, 1999, the Company recognized $1.5 million of non-cash consulting expenses from a combination of previous agreements and new agreements, generally written for a term of one year. Consulting expenses for the three months ended October 31, 1998 were $67,000. The Company will continue to recognize the cost of existing noncash consulting agreements over the course of fiscal 2000, with the total charges expected to exceed $9 million for the entire fiscal year. There may be substantial additional charges if the Company enters into additional agreements.

         Amortization of intangibles consists of goodwill, a covenant not to compete and a consulting agreement, all associated with the acquisition of GTI. Amortization expense totaled $233,000 for the three months ended October 31, 1999, compared with no amortization for the three months ended October 31, 1998.

         OTHER EXPENSE. Other expense for the three months ended October 31, 1999 consisted primarily of interest expense related to a collateralized three-year $10 million line of credit agreement (the "Coast Agreement") with Coast Business Credit, a division of Southern Pacific Bank ("Coast"). Other expense also includes $150,000 related to the settlement of a lawsuit as described in Part II, Item 1, "Legal Proceedings."

Nine Months Ended October 31, 1999 as Compared to the Nine Months Ended October 31, 1998

         NET SALES. The Company's net sales increased to $54.0 million for the nine months ended October 31, 1999, from $ 3.1 million for the nine months ended October 31, 1998, reflecting an increase of $50.9 million or 1,645%. This sales increase represented a $6.1 million, or 198%, increase for Netdirect.com (e-commerce) sales and a $44.8 million increase for GTI (distribution) sales as a result of the GTI acquisition. The Netdirect.com increase was primarily the result of the growth of Internet sales through the Company's web-site. The Company acquired GTI on January 28, 1999, and therefore did not report net sales from GTI prior to that date.

         COST OF GOODS SOLD. Cost of goods sold during the nine months ended October 31, 1999 was $50.2 million reflecting an increase of $47.1 million or 1,546%. The cost of goods sold increase includes a $5.8 million, or 191%, increase for Netdirect.com's cost of goods sold and a $41.3 million increase for GTI's cost of goods sold as a result of the GTI acquisition. The Netdirect.com increase was primarily the result of the increase in sales. Prior to the January 28, 1999, acquisition of GTI, the Company did not report cost of goods sold for GTI.

         As a percentage of net sales, cost of goods sold decreased to 93.0% for the nine months ending October 31, 1999 from 98.6% in the comparable period 1998. The decrease is principally attributable to buying efficiencies achieved after the GTI acquisition. There is no assurance that further efficiencies can or will be achieved.

         OPERATING EXPENSES. All operating expenses increased in the nine months ended October 31, 1999 as compared to same period in 1998 principally due to the acquisition of GTI in January 1999.

         Sales and marketing expenses increased to $4.9 million during the nine months ended October 31, 1999 from $898,000 for the nine months ended October 31, 1998. The primary components of the increase were an increase in advertising and promotion expenditures of $2.6 million and an increase in sales and marketing personnel expenses of $1.4 million. As a percentage of net sales, sales and marketing expenses were 9.1% for the nine months ended October 31, 1999, as compared to 29% for the nine months ended October 31, 1998. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to build its sales and marketing infrastructure and to develop marketing programs.

         General and administrative expenses increased to $5.3 million for the nine months ended October 31, 1999 from $720,000 for the nine months ended October 31, 1998. The 1999 increase over the 1998 comparable period was primarily due to an increase in personnel expenses of $2.1 million and legal, accounting and other professional services of $1.0 million. As a percentage of net sales, general and administrative expenses were 9.9% during the nine months ended October 31, 1999, as compared to 23.3% for the nine months ended October 31, 1998.

         For the nine months ended October 31, 1999, the Company recognized $8.1 million of non-cash consulting expenses from a combination of previous agreements and new agreements, generally written for a term of one year. There were $81,000 in consulting expenses for the nine months ended October 31, 1998. The Company will continue to recognize the cost of existing noncash consulting agreements over the course of fiscal 2000, with the total charges expected to exceed $9 million for the entire fiscal year. There may be substantial additional charges if the Company enters into additional agreements.

         Amortization of intangibles totaled $698,000 for the nine months ended October 31, 1999, compared with no amortization for the nine months ended October 31, 1998.

         OTHER EXPENSE. Other expenses for the nine months ended October 31, 1999 included $1.2 million of interest expense related to the Coast Agreement. Other expense also includes $150,000 related to settlement of a lawsuit described in Part II, Item 1, "Legal Proceedings."

 LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed its operations primarily through the private placement of equity and debt securities. Primary uses of cash have been to fund the operations of the Company, the acquisition of businesses and increases in inventories and accounts receivable. If the Company is successful in achieving continued revenue growth, its use of cash is likely to increase.

         Cash provided by financing activities was $6.9 million for the nine months ended October 31, 1999, as compared to cash provided by financing activities of $1.7 million for the nine months ended

October 31, 1998. During the nine months ended October 31, 1999, the Company received $8.0 million from issuance of equity securities and the collection of a $2.7 million stock subscription receivable. In addition, the Company during this period borrowed $47.4 million under the Coast Agreement and repaid $41.2 million. Proceeds from these financing activities were used to retire a $4.0 million note payable to Herold Marketing issued in connection with the Company's acquisition of GTI. The Company also used proceeds from the Coast line of credit to repay $386,000 of loans from related parties and to pay $207,000 in loan fees to establish the Coast Agreement.

         Net cash used by operating activities during the nine months ended October 31, 1999, was $5.9 million as compared to $1.5 for the nine months ended July 31, 1998. Net cash used by operating activities for the Company during the nine months ended October 31, 1999 was primarily the result of a $16.7 million net loss and increases in accounts receivables, offset in part by decreases in inventories and non-cash stock compensation, amortization and depreciation expenses, and increases in accounts payable and accrued expenses. Net cash used by operating activities for the Company during the nine months ended October 31, 1998 was primarily the result of a $1.6 million net loss and increases in receivables offset by increases in accounts payable and non-cash expenses.

         For the nine months ended October 31, 1999, the Company used $349,000 for purchases of furniture and equipment and $124,000 for loans to a related party for the development of a TV infomercial business.

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

         The Company acquired most of the funds to retire the $4.0 million note above from borrowings under the Coast Agreement. Under the Coast Agreement, the Company may borrow up to $10.0 million based upon eligible receivables and inventories at an interest rate equal to 1.5% in excess of the bank's reference rate. As part of the overall credit facility, the Company may borrow up to an additional $250,000 for capital expenditure purchases at an interest rate equal to 2% in excess of the bank's reference rate. Further, the Company may borrow up to an additional $500,000 at an interest rate equal to 2% in excess of the bank's reference rate, payable in 24 equal monthly installments. In May 1999, the Company paid an additional $2.7 million of the remaining $3.3 million promissory note under the acquisition agreement. The payment differential is due to certain post-closing adjustments still under negotiation between the Company and Herold Marketing. The Company believes these post-closing adjustments will be finalized this fiscal year.

         GTI's payables to several of its major vendors were historically insured by an independent credit insurance company. In July 1999, the insurance company discontinued its coverage, citing the Company's reduction in net tangible assets and recent large losses. As a result, the GTI vendors are increasingly shipping orders only against the Company's immediate cash payment. If the Company cannot replace the lost insurance or otherwise obtain credit from GTI's major vendors, its operating and business results likely will be materially adversely affected.

In November 1999, the Company entered into a definitive agreement to acquire most of the operating assets of Tech Squared Inc. ("Tech Squared") for $3.5 million cash. On December 17, 1999, the Company closed on the acquisition upon payment of $1.4 million in cash and issuance of a promissory note due on December 20, 1999 for $2.1 million. In anticipation of this transaction, the Company entered into an amended Coast Agreement pursuant to which, on December 20, 1999, Coast loaned $2.1 million to the Company which was used to retire the Tech Squared promissory note.

         As a condition of its $2.1 million loan, Coast required that the Company obtain a minimum of $1.0 million of additional equity funds. On December 17, 1999, the Company satisfied Coast's requirement upon receipt of $1.65 million of cash raised through a private placement. In the private placement, an investor purchased, for $400,000, 400,000 shares of the Company's Common Stock.

         In exchange for $500,000 in the private placement, the Company issued 2,000,000 five-year warrants to purchase Common Stock to another investor. These warrants are exercisable at $.50 per share. Upon this investor's demand, the Company must redeem one-half of the warrants for the original $500,000 purchase price. The investor has made demand for this redemption. If the Company fails to redeem the warrants by December 24, 1999, the investor may foreclose upon certain securities pledged to the investor. The Company has also agreed to file a registration statement under the Securities Act of 1933, as amended, to register the shares underlying the warrants and any other Company convertible securities owned by the investor at the time the registration statement is filed. If the Company fails to obtain effectiveness of this registration statement by May 31, 2000, the investor's warrants will automatically double (i.e., to 2,000,000 warrants if the redemption of 1,000,000 warrants has occurred or to 4,000,000 warrants if no redemption has occurred).

         Messrs. Kenneth Israel, Gregory Appelhof and Maceo Sloan, two of whom are officers and all three of whom are directors of the Company, also purchased $200,000, $300,000 and $250,000, respectively, of the securities offered in the private placement on terms proportionally identical to the $500,000 investment described in the preceding paragraph, except that the Company pledged no collateral to these investors to secure the Company's redemption obligations.

         At September 30 and October 31, 1999, the Company was in default on its tangible net worth covenant with Coast. Coast waived these defaults in December 1999 in exchange for issuance to it of a five-year warrant to purchase 50,000 shares of the Company's Common Stock at an exercise price of $2.04 per share, subject to certain adjustments. As a further condition to amending in December 1999 the Coast Agreement in advance of the Tech Squared acquisition to allow inclusion of the Tech Squared assets in the borrowing base, Coast required the Company to issue an additional five-year warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price of $2.04 per share, subject to certain adjustments. The amended Coast Agreement also provides that in the event that the Company terminates the agreement within the first 36 months, the Company will continue to pay Coast, as a termination fee, the minimum monthly interest that Coast would otherwise have received under the agreement. The Company currently estimates this termination fee would be approximately $33,000 per month. The amended Coast Agreement also requires the Company to raise an additional $350,000 of equity funds by December 31, 1999. There is no assurance that the Company will be able to raise such funds on acceptable terms, or at all.

     In July 1999, the Company signed a non-binding letter of intent to acquire certain of the operating assets of Softdisk, Inc. for a combination of cash and stock, subject to successful completion of a due diligence review. While there is no assurance that the Company will complete the Softdisk transaction, the total cash requirement to complete the transaction is less than $500,000.

     In October 1999, the Company entered into a three-year E-Commerce Agreement with Lycos, Inc. for comprehensive internet marketing activities, including co-branding of a Company website on the Lycos network. Under the agreement, the Company has paid Lycos $1.125 million and is obligated to pay an additional $3.375 million over the next six months. The Company is to pay an additional $5.0 million to Lycos during each of the second and third years of the agreement, subject to Lycos' right to terminate the agreement unless the Company agrees to pay $6.5 million in such years.

     The Company is currently negotiating a new facilities lease to house the combined operations of Netdirect.com and Tech Squared and the Company's corporate administrative staff. The prospective landlord requires a $300,000 letter of credit to be pledged as security for the new lease, which is to cover leasehold improvements for the facility. The Company has obtained the oral agreement of an investor to provide the required letter of credit and is negotiating the consideration for this letter of credit. There is no assurance that this investor, or any other party, will ultimately provide the necessary letter of credit for the new proposed facilities lease.

     Subject to available funds, the Company also anticipates that it will expend up to $300,000 over the balance of fiscal 2000 primarily on additional computer hardware (including e-commerce servers) and for furniture, fixtures and equipment for the new leasehold facility described above.

     As of December 20, 1999, the Company had net cash of approximately $95,000. At such date, the Company owed $7.6 million under the Coast Agreement and had additional borrowing capacity (after the $2.1 million loan described above) of approximately $1.5 million. Based upon management's current plans, including the Softdisk acquisition and capital expenditures, the Company believes it will need to raise $5.5 million in a combination of equity and debt offerings in order to complete its planned acquisition and carry out its operating plan for the balance of fiscal 2000. The Company has not yet developed its operating and capital expenditure budgets and needs for fiscal 2001. There can be no assurance that the additional funds desired will be available to the Company on terms acceptable to it, or at all. If the Company is unable to raise such financing, it may be required to alter its acquisition and operating plans and its ability to operate as going concern may be adversely affected.



YEAR 2000 COMPLIANCE.

         Like many other companies, the Company faces risks associated with Year 2000 computer issues. If the Company's internal management information systems and external electronic commerce information systems do not correctly recognize and process date information beyond the year 1999, it could have a significant adverse impact on the Company's ability to process client and end-user transactions, which could create significant potential liability for the Company. To address potential Year 2000 issues with its internal and external systems, the Company has evaluated such systems. The evaluation determined that the Netdirect.com software platform is Year 2000 compliant. However, it was also determined that GTI's internal information systems, including sales and purchase order processing, inventory management, accounts payable and receivable and general ledger, were not Year 2000 Compliant. The initial assessment indicated that certain internal systems should be upgraded or replaced as part of a solution to the Year 2000 problem.

         The Company tested the potential of using Netdirect.com's software platform for GTI's business operations and did not believe that an appropriate conversion could be timely effected. Accordingly, the Company implemented a newer version of GTI's existing software, which is Year 2000 compliant. The Company converted to the new software in September 1999. Any expenditures related to ensuring Year 2000 compliance do not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business.

         The Company has received written assurances from key suppliers of products and services to the effect that their operations and products are Year 2000 compliant. The Company also believes that Tech Squared's internal hardware and software systems, and its key suppliers of products and services, are Year 2000 compliant. However, the failure of a major supplier's systems, or any system conversion by a supplier that is incompatible with the Company's systems, could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the Company's business, financial condition and operating results may be materially adversely affected to the extent that its end-users are unable to use their credit cards due to the Year 2000 issues that are not rectified by their credit card vendors.

         In addition, the Company has conducted internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. Management expects that contingency planning activities will be on-going through the end of calendar year 1999.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In June 1999, Lenhoff Capital Partners, Inc. ("LCP") commenced suit against the Company in the U.S. District Court for the Northern District of Illinois, Eastern Division. LCP alleges that the Company failed to pay $120,000 of a "success fee" and to issue stock purchase warrants to LCP as consideration for introductions to Coast Business Credit. The suit also alleges that the Company failed to pay LCP an additional fee after the Company, without LCP's assistance, obtained private equity funding in January 1999. LCP seeks monetary damages and the issuance of a stock purchase warrant. The Company settled the suit in November 1999 for $150,000 in cash which was paid on November 15, 1999. Accordingly, the Company has recorded a $150,000 charge to "other income (expense)" in the three and nine month periods ended October 31, 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)  None

         (b)  None

         (c)  Recent Sales of Unregistered Securities.


         (1)  Issuance of options and warrants involving no sale of securities:

         Between August 1 and October 31, 1999, the Company granted to thirteen individuals an aggregate of 1,027,500 options to purchase shares of the Company's Common Stock, exercisable at $4.75 per share.

         (d)  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

EXHIBITS

4.2      Form of Common Stock Purchase Warrant issued on December 17, 1999

10.11    E-Commerce Agreement with Lycos, Inc.

10.12 First and Second Amendments to Loan and Security Agreement with Coast Business Credit

27       Financial Data Schedule

         (b) Reports on Form 8-K. The Company did not file any current reports on Form 8-K during the three months ended October 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Virtual Technology Corporation



                                            By: /s/ Kenneth Israel
                                                --------------------------------
                                            Its: Chairman


Dated:   December 20, 1999