Form 10-Q/A
period 1999-10-31
VIRTUAL TECHNOLOGY CORP
filed 1999-12-30
CIK 1077597

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (Mark One)

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended: October 31, 1999

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from               to
                                             ---------------  --------------

                        Commission file number: 00025397

                         VIRTUAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                    41-1639011
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

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                                     Part II

                                Other Information

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................     2

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................     2

Explanatory note: This Amendment No. 1 to the Form 10-Q for the period ended October 31, 1999 is filed solely to correct certain information in Part II, Item 2(c), Recent Sales of Unregistered Securities, and to file certain previously omitted exhibits.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities.

(1) Sales in exchange for services rendered to accredited investors only pursuant to Rule 506 at Regulation D and/or Section 4(2) of the Act: Between August 1 and October 31, 1999, the Registrant issued 1,687,500 shares of its Common Stock to 10 individuals and entities in exchange for $2,990,426 by value of services.

(2) Issuance of options and warrants involving no sale of securities: Between August 1 and October 31, 1999, the Registrant granted to six individuals an aggregate of 66,000 options to purchase shares of the Registrant's Common Stock, exercisable at prices ranging between $2.22 and $2.50 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

4.2    Form of Common Stock Purchase Warrant issued on December 17, 1999.

10.11 E-Commerce Agreement with Lycos, Inc. (note: portions of this Exhibit have been omitted pursuant to a request for confidential treatment).

10.12 First and Second Amendments to Loan and Security Agreement with Coast Business Credit.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtual Technology Corporation
(Registrant)


By:      /s/ John L. Harvatine
-----------------------------------
Its:     Chief Financial Officer

Date:    December 29, 1999

                                  EXHIBIT INDEX

EXHIBITS          DESCRIPTION
--------          -----------

4.2    Form of Common Stock Purchase Warrant issued on December 17, 1999.

10.11 E-Commerce Agreement with Lycos, Inc. (note: portions of this Exhibit have been omitted pursuant to a request for confidential treatment).

10.12 First and Second Amendments to Loan and Security Agreement with Coast Business Credit.