Form 10-K
period 2000-01-31
VIRTUAL TECHNOLOGY CORP
filed 2000-05-16
CIK 1077597

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
                                   (Mark one)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED)
        FOR THE TRANSITION PERIOD FROM                TO

                        Commission file number: 00025397

                         VIRTUAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                  MINNESOTA
        (State or other jurisdiction                            41-1639011
              of incorporation)                    (IRS Employer Identification Number)

                              6690 Shady Oak Road
                         Eden Prairie, Minnesota 55344
                    (Address of Principal Executive Offices)
                                 (952) 259-4700
              (Registrant's Telephone Number, Including Area Code)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At May 10, 2000, the last practicable date, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was: $12,643,583.

At May 10, 2000, the number of shares outstanding of each of the registrant's classes of common stock was: 36,031,453.

Documents incorporated by reference:

(1) Not Applicable
(2) Not Applicable
(3) Not Applicable
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for particular forward-looking statements. This Report on Form 10-K contains forward-looking statements, which reflect our views regarding future events and our financial performance. The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements.

     Our forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from our historical results or those we anticipate. These factors include our ability to:

     - obtain substantial additional financing quickly on acceptable terms;

     - evolve our business to our new model and profitably operate it;

     - successfully and profitably integrate acquired businesses into our operations;

     - compete in the resale of computer products on and off of the Internet;

     - attract and retain quality personnel; and

     - maintain our vendor relationships.

     We further discuss these and other risks of our business under "Risk Factors" below beginning on page 9.

                                     PART I

ITEM 1. BUSINESS.

RECENT DEVELOPMENTS

     During the past fiscal year, we focused our efforts on building our netdirect.com business-to-consumer technology product sale website. We expended substantial dollars to develop and market the website in late 1999, ultimately with little tangible results. Although our net sales grew significantly during the past fiscal year (from $4.9 million for the fiscal year ended January 31, 1999 to $81.3 million for the fiscal year ended January 31, 2000), this growth was due primarily to our acquisitions of the operating assets comprising our GTI and dtpdirect.com organizations. Our net loss increased from $4.4 million for the fiscal year ended January 31, 1999 to $28.2 million for the fiscal year ended January 31, 2000.

     In light of our large losses, we have determined to focus our efforts on furthering our private label and co-branded technology e-commerce model and on our GTI and dtpdirect.com operations in order to reduce our dependence on our netdirect.com operations. However, our ability to pursue this plan is contingent on our ability to raise substantial additional financing in a very short period of time. As of May 5, 2000, we had only $38,000 of cash and only $436,000 of borrowing capacity under our line of credit. We are in default of the terms of this line of credit and our lender may foreclose on our assets. We have a large, negative working capital position that was approximately $8.6 million at May 5, 2000. In our GTI and dtpdirect.com businesses, we are not timely paying vendors and several important vendors have placed us on credit hold, making shipment of products to our customers difficult and adversely affecting our net sales.

     We are attempting to reduce our cash outlay, which averaged approximately $812,000 per month during our fiscal year ended January 31, 2000. We have stopped our advertising and marketing expenditures for our netdirect.com website. We have deferred the payment of accounts payable and have reduced officer salaries and bonuses pending an improved cash position. We also intend to downsize our workforce to reduce our payroll. We estimate that we have reduced our monthly negative cash flow to approximately $300,000 (assuming that we make no further payments to Cnet or Lycos). We believe that we may be able to reduce this further (assuming we can maintain our current revenue and gross profit levels).

     We are seeking additional equity or debt financing, but cannot assure that we will obtain financing on acceptable terms, or at all. We are also exploring the potential to sell all or a part of our business. Although we are in discussions on several potential transactions, we have reached no agreement on any transaction. If we cannot reduce our cash expenditures and raise additional capital, we may be unable to continue our operations.

     Contingent on our ability to obtain financing, our plan of operations follows.

OUR PLAN OF OPERATIONS

     Contingent on obtaining financing, we plan to evolve to become a business-to-business provider of online, private label technology-oriented market exchanges under our brand name Community Techmart(TM). Through our Community Techmart program, we will enable our clients to create trade communities, where their users can freely buy and sell products and services. We intend to:

     - integrate sophisticated e-procurement software applications into our clients' own web pages that we host using our proprietary architecture. This will enable our clients to outsource their e-procurement web page production and maintenance, and provide robust purchasing content and capabilities to their users.

     - use our GTI and dtpdirect.com organizations to fulfill product orders placed by our clients and their users through the Community Techmart websites we host for our clients. By leveraging our clients' own website marketing, we believe we can obtain new technology product customers without our own expensive marketing programs.

     - expand the products and services we offer our clients and their users. We believe this will enable us to increase our gross margins through reducing our dependence on lower margin computer technology products.

     We recently developed and installed our Community Techmart solutions for two enterprises, the University of Minnesota and Wizmo, Inc. However, we did not charge these clients for this work in order to create demonstration sites for our future marketing initiatives. We plan to target the small and medium business, educational, government and other niche business-oriented markets.

     We are a Minnesota corporation that originally was incorporated in March 1966 as MarSan Inc. In November 1999, we began doing business under the tradename "Netdirect Corporation International." We intend to seek shareholder approval at our next annual meeting to change our corporate name to this business tradename. Since March 2000, our principal executive offices are located at 6690 Shady Oak Road, Eden Prairie, Minnesota 55344. Our telephone number is (952) 259-4700. Material found on our websites is not part of this Report on Form 10-K. Community Techmart(TM), GTI(TM), dtpdirect.com(TM) and netdirect.com(TM) are our trademarks used throughout this Report.

INDUSTRY BACKGROUND

The Growth of Business-to-Business E-commerce

     The Internet is fundamentally changing the way businesses interact with other businesses. According to International Data Corporation ("IDC"), by 2003 Internet users are expected to reach 510 million users, up from 159 million users at the end of 1998. To capitalize on this potential opportunity, companies of all sizes have adopted Internet strategies to drive revenue, increase efficiencies and reduce costs. Forrester Research estimates that the U.S. based business-to-business e-commerce market, which encompasses the conduct of electronic transactions over Internet protocols between businesses and their partners and suppliers, is expected to account for more than 90% of the dollar value of e-commerce in the United States by 2003, growing to $1.3 trillion from $109 billion in 1999.

     The growth in business-to-business e-commerce is being fueled in large part by the recurring nature of business needs and transactions, which offers businesses the opportunity to create loyal and valuable long-term relationships with other businesses. Business-to-business e-commerce solutions provide buyers and suppliers with opportunities to increase revenue by reaching a broader customer base and realize operating efficiencies by reducing the costs of accessing information and streamlining complex purchasing and distribution processes. These benefits have spurred the creation of electronic marketplaces, or "e-marketplaces," that aggregate buyers and sellers in a centralized trading environment. E-marketplaces are most well suited for large, highly fragmented markets where buyers and sellers have limited access to information and high procurement costs.

The Growth of Small Business E-Commerce

     The small-business market is large and rapidly growing. IDC estimates that by 2002, the North American small business market will grow to 38.5 million businesses from 29.6 million today. Small businesses are increasingly relying on the Internet to access information, communicate and transact commerce. According to Access Media International, by the end of 2002, 75% of small businesses will use the Internet, as compared to 52% at the end of 1999. In addition, IDC estimates that small businesses will account for about $106.8 billion in e-commerce in 2002, increasing from $6.2 billion at the end of 1998.

The Business to Business E-Commerce Educational Market

     Many schools and local districts rely on time consuming, vendor driven, postage service based, manual or semi-manual methods for processing purchase orders. Current expenditures (fixed charges, energy costs, schoolbooks and materials, student transportation and salaries of school personnel) of public and private institutions of higher education are expected to reach $214 billion at the end of the year 2000. By 2005, this is expected to grow to $244 billion according to the National Center for Education Statistics. In public elementary and secondary schools, current expenditures are expected to reach $294 billion by the end of the year 2000 and grow to $314 billion by the end of the year 2003.

The Need to E-Automate Organizational Purchasing Processes

     Today, most organizations buy operating resources through paper-based or semi-automated processes. These processes are costly, time consuming and complex and often involve re-entering information, long approval cycles and significant involvement of financial and administrative personnel. We believe that the cost per procurement transaction often exceeds the cost of the items being purchased. In addition, these time consuming and expensive processes often result in fulfillment delays to end-users, leading to productivity losses. In addition, personnel do not often follow internal guidelines as to which suppliers to use for operating resource purchases. Traditional procurement processes also result in missed revenue opportunities and additional costs to suppliers. When buyers are unable to channel purchases to preferred suppliers, these suppliers lose revenue. Many suppliers dedicate significant resources to the manual entry of information from faxed or phoned-in purchase orders and the manual processing of paper checks, invoices and shipping notices. Suppliers also spend significant amounts on customer acquisition and sales costs, including the production and distribution of paper catalogs. Without fully automated and integrated electronic commerce technologies, both buyers and suppliers incur substantial extraneous costs in conducting commerce.

OUR SOLUTION

     To address business demand and need for Internet-based technology product purchasing capabilities, we intend to offer our clients and their users a menu of products and services for e-purchase through our Community Techmart program. We intend to seamlessly integrate our purchasing engine into our clients' sites to provide a comprehensive solution for the purchase order component of their Internet strategy. We intend to host these sites on behalf of our clients, relieving them of the cost and expense of monitoring actively updated web content. We will develop our web applications for each client to the "look and feel" of a client's web site.

     As part of our comprehensive solution, we also intend to offer web site hosting, data center and product information content services. We already maintain sophisticated communications, processing and storage capacity and infrastructure for web pages at our facilities as a result of development and operation of our own netdirect.com website and intend to leverage these resources for our Community Techmart clients. As a result, we believe that we can reduce our clients' day-to-day management requirements while at the same time providing them and their users with actively updated product content and order capabilities that they require.

OUR GROWTH STRATEGY

     Our objective is to become a leading business-to-business provider of online, private label technology-oriented market exchanges. Contingent on our financing arrangements, key elements of our Community Techmart strategy include:

     - Penetrate Vertical Markets. We intend to focus efforts to sell our proprietary Community Techmart(TM) trade exchange solution to third parties that have attractive demographic customer bases. We will work with these third parties to identify key items of recurring expenditure and additional items of a high-margin, recurring revenue nature and integrate these items into our service offering. We plan to target the small and medium business, educational, government and other niche business-oriented markets.

     - Develop Vendor Relationships. We intend to develop strategic alliances with vendors and other third parties to address the key primary purchasing requirements of the business-to-business marketplaces we target for our solutions. We believe this will enable us to offer a more compelling rationale to our target clients for outsourcing of their online purchasing functionality to us.

     - Leverage Our Fulfillment Capabilities. We intend to use our GTI and dtpdirect.com organizations to fulfill product orders for our clients and their users whenever possible. By integrating this capability with our Community Techmart solution, we believe that we can provide superior customer service to our clients and their users. We believe that this superior customer service will encourage our clients and their users to repeatedly use our Community Techmart solution. We also gain the opportunity to generate higher gross margins through controlling our product sales.

     - Use Technology to Leverage Our Growth. We intend to develop and market innovative products and services to attract and retain clients. We will design these new products and services to enhance the user experience for our clients and their users.

COMMUNITY TECHMART(TM)

     We have designed and developed a proprietary, web-based, integrated front- and back-office system to integrate order fulfillment, merchant authorization, warehousing and financial systems for our clients. We designed our system to streamline the entire procurement process and reduce costs and purchase order times significantly.

     Our Community Techmart order and fulfillment solution platform has a number of important capabilities, including:

     - identifying a least expensive cost source for products among our vendors;

     - real-time credit card authentication and approval;

     - real-time inventory tracking to enhance the procurement experience;

     - order tracking to increase user control;

     - a dynamic interface with general ledger;

     - customer intelligence features to gather data on preferences and purchase patterns; and

     - integration into electronic purchase order systems.

We have designed our Community Techmart platform to distribute workload across multiple levels in order to increase system performance and scalability.

     In January 2000, we entered into an electronic commerce agreement with the University of Minnesota pursuant to which we developed and, in April 2000, implemented a Community Techmart technology product procurement system. Under the agreement, which expires in December 2001 unless extended by the parties, we are a nonexclusive provider to the University and its departments, employees and students of computer hardware and software and services we elect to offer. Our system enables University departments to place electronic purchase orders directly with us for fulfillment. We believe that this electronic purchase order capability will offer us a competitive advantage over other University technology suppliers.

     In September 1999, we entered into a two year agreement with eSystems21 (now known as Wizmo, Inc.) to implement a Community Techmart application for the benefit of Wizmo's customers and members. We implemented the application in April 2000.

     Because the University and Wizmo applications are our first demonstrations of the Community Techmart application, we did not charge either client for development of their website and also do not charge for ongoing website maintenance. We have also agreed to pay the University and Wizmo marketing and promotional fees based on products and services we sell to them on our system.

GTI

     Our GTI division is a national wholesale distributor of computer peripheral equipment. GTI also integrates and assembles select computer systems at our Phoenix, Arizona facility. GTI purchases products directly from more than 45 manufacturers, including ATI, KDS, Ezio, Hitachi, InFocus, Princeton, Matrox, Pioneer, Okidata and Viewsonic. GTI maintains a stocking inventory of approximately 1,600 products. We acquired the GTI division upon our purchase of the operating assets of Herold Marketing Associates, Inc. in January 1999. Assuming we raise adequate financing, we plan to continue use of GTI's capabilities to perform order execution and fulfillment functions for our Community Techmart division.

     GTI currently has over 1,000 active customers, most of whom are corporate and governmental agency resellers, value-added resellers and system integrators. GTI's product offerings include monitors, printers, scanners, portables, CD-ROM drives, power protection devices, video accelerators, graphic controllers, UPS back-up, projectors, digital cameras and software.

     Complementing its distribution business, GTI also offers its customers value-added services, such as consultative and solution oriented selling, compatibility testing, integration and configuration services, all of which are provided on a pre-sales basis. We believe that GTI differentiates itself from many competitors by promoting its value-added services through competitive pricing and face-to-face selling.

     GTI markets its products and services primarily through a sales force that includes field account executives and telesales representatives. GTI also advertises in major industry publications and uses direct marketing and various other promotions to increase business opportunities.

     GTI purchases products directly from more than 40 manufacturers, generally on a nonexclusive basis. GTI's vendor agreements typically allow termination by either party upon 60 days notice. Virtually none of GTI's supplier agreements require it to sell a specified quantity of products or restrict GTI from selling similar products manufactured by competitors. Consequently, GTI has the flexibility to terminate or curtail sales of one product line in favor of another product line as a result of technological change, pricing considerations, product availability, customer demand and vendor distribution policies.

     As a result of our severe cash flow constraints, we have not timely paid several of GTI's vendors and have been placed on credit hold with them or must purchase products on a cash basis only. This has adversely affected GTI's sales and backlog, as we are unable to timely fulfill orders for customers. If we do not raise substantial additional financing in a very short period, we will likely lose significant GTI vendors, customers and employees. No single customer accounted for 10% or more of GTI's net sales during the fiscal years ended January 31, 2000, 1999 or 1998, except CDW and Computer Resource Group, value added resellers which accounted for 13% and 12% of GTI's net sales for the fiscal year ended January 31, 2000 and Entex, a large value-added reseller, which accounted for 24% and 33%, respectively, of GTI's net sales for the fiscal year end January 31, 1999 and 1998.

DTPDIRECT.COM

     Our dtpdirect.com division is a national business-to-business direct marketer of computer hardware and software products primarily for users of Apple Macintosh(R) personal computers. We acquired the division upon our purchase of the operating assets of Tech Squared Inc. in December 1999. Assuming we raise adequate financing, we plan to continue use of dtpdirect.com's capabilities to perform order execution and fulfillment functions for our Community Techmart division.

     Dtpdirect.com targets desktop publishing, graphic arts and pre-press industries through the dtpdirect.com catalog. Dtpdirect.com offers popular brand name hardware, software and peripherals from leading vendors such as Adobe, Apple, Epson, GCC, Hewlett-Packard, IBM, Iomega, Kodak, Minolta, Mitsubishi, NEC, Quantum, Quark, Seagate, Sony, SyQuest and Umax Technologies.

     Dtpdirect.com markets products through targeted mailings of the dtpdirect.com catalog and through its recently launched e-commerce site dtpdirect.com. We produce our catalog in-house six times per year. We continuously attract new customers by selectively mailing catalogs to prospective customers throughout the year. We obtain names of prospective customers from various sources, including vendors, trade publications and list brokers. We continuously update our mailing lists to maximize the response rate from each catalog delivered. Our catalogs include detailed descriptions and full-color photographs of the products sold by us. In 1999, dtpdirect.com mailed approximately 2.5 million catalogs (although we owned the business only since mid-December 1999). To attract and retain small and mid-sized business customers, dtpdirect.com also uses a dedicated outbound teleserving sales force.

     Most of dtpdirect.com's net sales fiscal 2000 were of Apple Macintosh and related products. We believe that the expertise our sales force has developed in Apple products contributes to our product sales. We also have an in-house technical staff that integrates customer-selected hardware components on most Apple computers that we sell and configures most of them with third-party software. Consequently, a decline in sales of Apple Macintosh computers or a decrease in the supply of or demand for software and peripherals for these computers could have a material adverse impact on our dtpdirect.com business.

     In fiscal 2000, dtpdirect.com had over 100,000 customers, an increase from 95,000 customers over its prior fiscal year. No single customer accounted for 10% or more of dtpdirect.com's business in fiscal 2000. As a result of our current cash flow constraints, we have not timely paid some of dtpdirect.com's vendors and some have placed us on credit hold. This has affected dtpdirect.com's ability to fulfill customer orders. If we cannot remedy this situation immediately, dtpdirect.com's sales will suffer further.

NETDIRECT.COM

     Through our netdirect.com website, we continue to offer more than 60,000 stock keeping units of selective brand name computer equipment. We also link our website to our downloadstore.com website, which enables our customers to purchase and immediately download software products to their computers. As indicated above, we have curtailed our advertising and marketing expenditures for our netdirect.com website because we have not achieved the sales objectives from it that we had anticipated. However, we believe the website offers us the opportunity to demonstrate our creative and technical capabilities to target clients of our Community Techmart division.

     Our online product selection includes computer hardware such as PC desktops and laptops, personal digital assistants ("PDAs"), printers, modems, memory and accessories, packaged software for both office and home use, utilities and games. We offer products from a wide range of manufacturers, including IBM, Toshiba, Hewlett-Packard, 3Com, Connectix, Intel, Symantec, Epson, Electronic Arts, Acer, Compaq and Broderbund.

     We host our netdirect.com website at our headquarters in Eden Prairie, Minnesota and use a secure server to process on-line orders. Once we receive and authenticate the credit card information for an on-line product order, we fulfill on an outsourced basis through relationships with Ingram Micro, Inc. and Tech Data Corporation. For products that our GTI division stocks in inventory, we fulfill product orders ourselves. We strive to have products shipped within 24 hours of the order receipt. We have integrated our transaction processing with our accounting and financial systems to facilitate operational and financial management.

     Customers may track Federal Express or United Parcel Service shipments directly through our web site or by a link to the shippers' own websites.

     Our on-line customer base has grown from 4,500 in the fiscal year ended January 31, 1999 to 40,000 in the fiscal year ended January 31, 2000. No single customer accounted for 10% or more of our netdirect.com net sales during the fiscal years ended January 31, 2000, 1999 or 1998. We expect this customer base to drop substantially without sustained advertising and marketing expenditures.

SUPPLIERS

     We purchase hardware and software products for resale through our divisions from over 150 different suppliers. However, Ingram Micro, Inc. and Tech Data Corporation represented 20% and 8%, respectively, of our product purchases during the fiscal year ended January 31, 2000. We also use Ingram and Tech

Data, together with our GTI division, to fulfill and ship orders placed by our customers through our netdirect.com website. Our dtpdirect.com division acquires its Apple Macintosh(R) products principally through Ingram Micro and Tech Data, a large distributor. In addition, our GTI division is highly dependent upon Hitachi and Viewsonic for supplying computer monitors. In the fiscal year ended January 31, 2000, 57% of GTI's net sales were of computer monitors and of those sales, 20% and 14%, respectively, were of Hitachi and Viewsonic products. Our loss of any of these key vendors could materially and adversely affect our business. Because of our working capital deficiency, several of our key vendors, including some of those named above, have reduced our credit lines with them. Other of our vendors currently require cash payment prior to shipping products to us for our customers. This has severely affected our ability to serve our customers. We further discuss our working capital deficiency in this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" and recommend that you read that section carefully.

COMPETITION

     We compete with both Internet-based as well as traditional providers of business services and products. Competitors in the market for our Community Techmart web based e-procurement solution include Ariba, Captura Software, Clarus, Commerce One, Concur Technologies, Extensity, GE Information Services, Intelysis, Netscape Communications, WebMethods, and TRADE'ex Electronic Commerce Systems. We may also encounter competition from several major enterprise software developers, such as Oracle, PeopleSoft and SAP. Other competitors include Internet sites that target niche business markets including Verticalnet, Onvia.com, AllBusiness.com, BizBuyer.com, Digitalwork.com and Works.com.

     Additionally, the microcomputer products industry is highly competitive. Our GTI and dtpdirect.com divisions compete with a large number and variety of resellers of microcomputer hardware and software products as well as manufacturers that sell directly to customers. Some of our customers and suppliers compete against us, including Ingram Micro, Inc. and Tech Data Corporation. In the hardware category, we compete with traditional microcomputer retailers, computer superstores, consumer electronic and office supply superstores, mass merchandisers, national direct marketers, other Internet retailers, corporate resellers and value-added resellers. In the software and accessories categories, we generally compete with these same resellers as well as specialty retailers and resellers. In addition, as a result of improving technology, some software manufacturers allow customers to download software programs and packages directly onto their computer systems through the use of the Internet, bypassing our sales channels.

     Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. If we cannot successfully compete, our growth and operating margins could be negatively impacted. In particular, on the Internet, technology increasingly has made it easier for customers to identify the least expensive supplier of a product and to purchase it from that business. As a result, our operating margins have declined. We discuss this further in the "Management's Discussion and Analysis of Financial Condition and Results of Operation" section of this Report and recommend that you read that section.

TRADEMARKS

     Although we own the website name "netdirect.com," we do not have federal or state trademark registration of our "netdirect" corporate name or logo. In fact, there are many companies throughout the United States that use the word "netdirect" in their name. We are not currently seeking federal trademark registration and we cannot assure that we will ever receive it. We own the website name "dtpdirect.com" and hold a federal trademark registration on the "dtpdirect.com" name. In all cases, we cannot assure that others will not infringe our tradenames and other intellectual property rights or that third parties will not claim that we infringe their rights.

EMPLOYEES

     As of May 5, 2000, we employed 124 full-time employees throughout our organization. Due to our working capital deficiency, we expect to reduce our workforce.

RISK FACTORS

     In addition to the other information provided in this Report, we recommend that you carefully consider the following risk factors in evaluating our business.

WE MUST RAISE SUBSTANTIAL ADDITIONAL CAPITAL OR WE MAY NEED TO STOP DOING BUSINESS.

     For the fiscal year ended January 31, 2000, we used $6.0 million of cash in our operations. At May 5, 2000, we had only $38,000 cash and had an estimated negative working capital of $8.6 million. At that date, we had only $436,000 of additional borrowing capacity under our line of credit with Coast Business Credit. Our auditors have expressed their opinion that there is substantial doubt as to our ability to continue business as a going concern. Several of our vendors have placed us on credit hold and this is having a material adverse effect on our ability to fulfill customer orders, particularly for our GTI and dtpdirect.com divisions whose business customers are more dependent on prompt delivery. Based upon our current plans, we believe that we must raise at least $9.0 million of additional equity or debt financing in fiscal 2001 to support our anticipated operations and growth plans for the fiscal year ending January 31, 2001 (assuming we make no further payments to Cnet or Lycos). We cannot assure that we can raise these funds on terms acceptable to us, or at all.

WE HAVE NEVER MADE A PROFIT AND CANNOT PREDICT IF AND WHEN WE WILL DO SO.

     We have never been profitable. For the fiscal year ended January 31, 2000, we incurred a net loss of $28.2 million. As of January 31, 2000, we had an accumulated deficit of $35.9 million. We expect to incur substantial continued losses during the fiscal year ending January 31, 2001. We cannot assure that we will ever achieve profitability.

WE ARE IN DEFAULT OF OUR DEBT COVENANTS AND OUR LENDER COULD FORECLOSE ON OUR ASSETS.

     Under our agreement with Coast Business Credit, we are required to comply with particular financial covenants relating to our net tangible worth and other matters. We currently do not meet these requirements. As of May 5, 2000, we owed Coast Business Credit $6.0 million which is secured by all assets. We currently do not have the funds available to repay this full amount. We cannot assure that Coast Business Credit will not demand immediate repayment of this amount and foreclose on our assets.

LAWSUITS AND OTHER CLAIMS AGAINST US MAY FORCE US TO SEEK FEDERAL BANKRUPTCY PROTECTION.

     In December 1999, Cnet, Inc. filed a lawsuit against us alleging that we owe them over $1.5 million for Internet advertising services. In addition, in April 2000, Lycos, Inc. demanded that we pay them $2.3 million for Internet advertising services and also threatened to sue us for up to an additional $11.1 million under an agreement we entered into with Lycos in October 1999. Although we are defending against the Cnet lawsuit and intend to defend against any lawsuit that Lycos might commence, our current cash position may make it difficult for us to defend these lawsuits and make it impossible to pay the amounts demanded, even if we lost the lawsuits. If these or any other creditors continue to press claims against us, we might be forced to seek protection under federal bankruptcy laws. In this case, our business would suffer materially and our stock price would likely fall dramatically.

OUR E-COMMERCE BUSINESS MODEL DID NOT WORK AND OUR NEW BUSINESS PLAN MAY NOT SUCCEED.

     During the fiscal year ended January 31, 2000, we expended approximately $4.4 million in on-line sales and marketing activities primarily to attract individual consumers to view and shop at our netdirect.com website. We did not achieve our anticipated sales or profit objectives using this model. We are now redefining our business to focus on our new Community Techmart division. We cannot assure that we can successfully and profitably implement this new strategy. While we are considering an expansion as part of Community Techmart strategy to offer products with higher gross margin potential, we have not yet identified these products and cannot assure that we will do so or that we can profitably market them.

WE RELY ON KEY SUPPLIERS AND WOULD SUFFER IF THEY STOPPED DOING BUSINESS WITH
US.

     We rely heavily on Ingram Micro, Inc. and Tech Data Corporation to fulfill and ship orders we receive on our netdirect.com website and to supply products sold by our Community Techmart and dtpdirect.com. For the fiscal year ended January 31, 2000, these vendors accounted for 20% and 8%, respectively, of our product purchases. We have no long-term contracts or arrangements with these or any of our other vendors to guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. As a result of our increasing working capital deficiency, both Ingram and Tech Data have significantly reduced their credit limits with us.

     Our dtpdirect.com division relies significantly on the supply of Apple Macintosh(R) and related products. For the fiscal year ended January 31, 2000, dtpdirect.com's purchases of Apple products represented approximately 32% of its product purchases. We do not buy directly from Apple, but Apple grants us rights to market their products. If Apple or its distributor terminated their agreements with us, our dtpdirect.com operations would be adversely affected. In addition, our GTI division relied on three vendors for approximately 49% of its purchases in the fiscal year ended January 31, 2000. One of these vendors will deliver products to GTI only against immediate payment, depleting our limited working capital. The other two vendors will extend credit only when we make payments against outstanding invoices, which is increasingly difficult for us to do.

     These credit arrangements make it difficult for us to maintain and grow our business. We cannot assure that our vendors will continue to sell merchandise to us on current terms or that we will or could establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If we cannot develop and maintain relationships with vendors that allow us to obtain sufficient quantities of merchandise on acceptable commercial terms, our business, prospects, financial condition and results of operations would be materially adversely affected.

WE DEPEND ON KEY MANAGERS AND WOULD SUFFER IF THEY TERMINATE EMPLOYMENT.

     We depend upon the management services of our key managers. In particular, we depend upon Gregory A. Appelhof, our President and Chief Executive Officer and John L. Harvatine, our Chief Financial Officer. The loss of their services or of other key managers could adversely affect our business, prospects, financial condition and results of operations. Particularly in light of our current financial position, we would likely have difficulty replacing any of our key managers if they became unable to continue working for us or terminated their employment. We do not have key person insurance on the life of any of our employees.

WE RELY ON OUR INFORMATION TECHNOLOGY STAFF AND WOULD SUFFER IF ANY TERMINATE EMPLOYMENT.

     We are dependent on our information technology staff to maintain the operability of our web sites, Community Techmart hosting facilities and internal computer systems. Competition for qualified personnel is intense, and if any of these employees terminate employment with us, we may have difficulty replacing them. Our current financial position would only make it more difficult to attract replacement personnel. If we cannot maintain the performance of our technology systems, our business and stock price would likely suffer.

WE HAVE SIGNIFICANT COMPETITION.

     The microcomputer products industry is highly competitive. We compete with a large number and variety of resellers of microcomputer hardware and software products as well as manufacturers that sell directly to customers. Some of our customers and suppliers compete against us. In the hardware category, we compete with traditional microcomputer retailers, computer superstores, consumer electronic and office supply superstores, mass merchandisers, national direct marketers, other Internet retailers, corporate resellers and value-added resellers. In the software and accessories categories, we generally compete with these same resellers as well as specialty retailers and resellers. In addition, as a result of improving technology, some software manufacturers allow customers to download software programs and packages directly onto their computer systems through the use of the Internet, bypassing our sales channels.

     Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. If we cannot successfully compete, our growth and operating margins could be negatively impacted. In particular, on the Internet, technology increasingly has made it easier for customers to identify the least expensive supplier of a product and to purchase it from that business. As a result, our operating margins have declined. We cannot assure that we can successfully and profitably compete.

SYSTEM FAILURES, TO WHICH WE ARE PARTICULARLY VULNERABLE BECAUSE WE CURRENTLY OPERATE ONLY ONE COMPUTER DATA CENTER, COULD ADVERSELY AFFECT OUR BUSINESS.

     Our systems and operations are vulnerable to damage or interruption from a variety of factors, including human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage (physical or electronic), computer viruses, vandalism and similar unexpected adverse events. We currently operate only one computer data center. This increases our vulnerability, since localized problems at our Minnesota facility, such as storm damage or localized telephone failure, could make us unable to provide our services. Any system failure, including network, software or hardware failure, that causes an interruption in our services or a decrease in responsiveness of our hosted web sites could result in canceled client contracts, reduced revenue and harm to our reputation, brand and our relations with our providers and could adversely affect our business.

POTENTIAL FLUCTUATIONS IN OUR QUARTERLY FINANCIAL RESULTS MAKE FINANCIAL FORECASTING DIFFICULT.

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

     - the number, size and timing of customer orders or Community Techmart contracts sold;

     - the character of any development services required by our clients;

     - non-cash charges we incur in connection with the issuance of equity securities in exchange for services rendered to us;

     - the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

     - our ability to develop, market and introduce new and enhanced products and services on a timely basis; and

     - actions taken by our competitors, including new product introductions and enhancements and price reductions.

     - actions taken by our vendors, including limiting available credit lines under which we can buy product.

     We believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. Investors should not rely on our operating results for any particular quarter as an indication of our future operating results.

OUR LARGE NON-CASH EXPENSES INCREASE OUR LOSSES AND MAY CAUSE OUR STOCK PRICE TO FALL.

     In fiscal 2000, we incurred approximately $17.1 million of stock-based compensation and interest expense. We expect to report similar non-cash charges in the amount of at least $4.8 million during fiscal 2001 as a result of commitments made prior to and after January 31, 2000. There may be substantial additional charges if we make additional commitments. These non-cash charges will likely require us to report net losses for fiscal 2001 regardless of our other operating results. The reporting of continued, large losses could adversely affect the limited trading market for our stock and our efforts to raise additional financing.

FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR ABILITY TO COMPETE EFFECTIVELY.

     We rely on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements to protect our intellectual property rights. We do not rely on patented processes or technologies. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have no registered trademarks on our netdirect or GTI names in the United States or elsewhere. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and affect our ability to compete effectively. Defending our intellectual property rights could also result in the expenditure of significant financial and managerial resources, which could materially adversely affect our business.

WE MAY HAVE TO DEFEND AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WHICH COULD CAUSE SIGNIFICANT EXPENDITURES.

     Although we believe that our business activities do not infringe the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. Infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, which could materially adversely affect our business.

WE MAY NOT BE ABLE TO ADAPT AS INTERNET TECHNOLOGIES AND CLIENT DEMANDS EVOLVE.

     To be successful, we must adapt to our rapidly changing market by continually enhancing the technologies used in our products and services, and introducing new technology to address the changing needs of our business and consumers. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or business and client requirements, our business could be materially adversely affected.

CONCERNS ABOUT THE SECURITY AND OPERATION OF OUR WEB SITE HOSTING SERVICES COULD INCREASE OUR EXPENDITURES OR DECREASE OUR CLIENT BASE.

     There have been several recent widely-publicized instances of "hackers" compromising the integrity, security and operation of web sites. We may have to incur significant costs to protect our web site or those of our clients or to alleviate problems caused by "hacking" if there is any:

     - perceived increase in "hacking" activity;

     - perception that our web site or the web sites that we host are particularly vulnerable to this kind of activity; or

     - instance in which our web site or one of the web sites we host is affected by this kind of activity.

     In addition to increased costs, any of these occurrences may decrease our ability to retain existing clients or attract new ones.

OUR ABILITY TO MAINTAIN AND INCREASE OUR CLIENT BASE DEPENDS ON THE CONTINUED GROWTH IN USE AND EFFICIENT OPERATION OF THE INTERNET.

     Our business would be materially adversely affected if Internet usage does not continue to grow or grows slowly. Internet usage may be inhibited for a number of reasons, such as:

     - inadequate Internet infrastructure to support the demands placed on it as usage grows;

     - continued security and authentication concerns with respect to transmission over the Internet of confidential information;

     - privacy concerns, including those related to the placement by web sites of information on a user's hard drive without the user's knowledge or consent;

     - any well-publicized compromise of web site or Internet transmission security;

     - inconsistent quality of Internet products and services;

     - limited availability of cost-effective, high-speed access to the Internet; and

     - significant future Internet service provider delays or outages.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATING TO THE INTERNET COULD INCREASE OUR COSTS OF TRANSMITTING DATA AND LEGAL AND REGULATORY EXPENDITURES AND DECREASE OUR CLIENT BASE.

     Existing domestic and international laws or regulations specifically regulate communications or commerce on the Internet. Laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online products and services are under consideration by federal, state, local and foreign governments and agencies. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. This regulation, if imposed, could increase the cost of transmitting data over the Internet. It may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the Internet. The Federal Trade Commission and government agencies in some states have been investigating Internet companies regarding their use of personal information. We could incur additional expenses if any new regulations regarding the use of personal information are introduced or if these agencies chose to investigate our privacy practices. Further, due to the global nature of the Internet, it is possible that some states, the United States or foreign countries might attempt to levy taxes on our activities. Any new laws or regulations relating to the Internet, or adverse application or interpretation of existing laws, could decrease the rate of growth in the use of the Internet and the demand for our products and services.

WE COULD BE SUBJECT TO SALES AND SIMILAR TAXES THAT WE ARE NOT CURRENTLY COLLECTING.

     We do not currently collect sales or other similar taxes on shipments of goods into states other than Minnesota, California and Massachusetts. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as us which engage in online commerce. In addition, any new operation in other states could subject shipments into those states to state sales taxes under current or future laws. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the sale of merchandise could have a material adverse effect on our business and stock price.

OUR STOCK PRICE MAY FLUCTUATE WIDELY.

     The price at which our common stock trades is subject to wide fluctuations in response to changes in earnings estimates by analysts (if any) or other events or factors, many of which are beyond our control. The stock market has from time to time experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of the companies affected. These fluctuations have particularly affected securities of Internet-related companies. Investors may experience a material decline in the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management's attention and resources.

WE HAVE SOLD SECURITIES WITHOUT REGISTRATION AND COULD BE RESPONSIBLE TO REIMBURSE PURCHASERS IF THE SALES WERE NOT EXEMPT.

     During the past several years, we have issued equity securities in various transactions not registered under the Securities Act of 1933, as amended, or applicable state laws. We made these sales in reliance upon exemptions from these registration requirements. However, if these sales were not exempt, we could be required to offer to rescind these sales and repurchase the securities for the price originally paid, together with interest from the date of sale, and possibly, attorneys' fees. If we were required to make any repurchases, it could have a material adverse effect on our stock price and our ability to sell additional securities.

SUBSTANTIAL SALES OF OUR COMMON STOCK, OR THE PERCEPTION THAT SUBSTANTIAL SALES MAY OCCUR, COULD CAUSE OUR STOCK PRICE TO FALL AND MAKE IT DIFFICULT FOR US TO SELL ADDITIONAL SECURITIES.

     If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of April 20, 2000, we had 36,031,453 shares of common stock outstanding. Of these shares, 16,151,079 are available for public resale under Rule 144 under the Securities Act. Further, we are contractually obliged to file a registration statement under the Securities Act to register the public resale of 1,139,600 of the shares not currently available for public resale and 5,225,000 of the shares that may be issued upon exercise of outstanding options and warrants. We intend to file a registration statement on Form S-8 immediately after the filing of this Report to register the issuance of approximately 750,000 shares of our common stock for service providers. All of the shares so registered will be available for immediate public resale.

OUR ARTICLES OF INCORPORATION AND MINNESOTA LAW MAY DISCOURAGE A TAKEOVER OF US.

     Provisions of our articles of incorporation, bylaws and Minnesota law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders.

THERE IS ONLY A LIMITED PUBLIC MARKET FOR OUR STOCK AND THIS MAY DEPRESS OUR STOCK PRICE.

     There is only a limited public market for our common stock on the OTC Bulletin Board. We cannot assure that our stock will continue to trade on the OTC Bulletin Board or on any other trading medium, that a more significant trading market will develop or that investors will be able to resell their shares at the price quoted on the OTC Bulletin Board, or at all. In addition, as our common stock currently trades at a price substantially under $5.00 per share, brokers and dealers trading in our stock are subject to "penny stock" disclosure rules under the Securities and Exchange Act of 1934, as amended. These rules require brokers and dealers to provide investors with information relating to the risks and dangers associated with investing in penny stocks. The disclosure of such information could have a material adverse effect on the price of our stock.

WE HAVE NOT PAID DIVIDENDS AND DO NOT EXPECT TO DO SO.

     We do not anticipate the payment of cash dividends on our Common Stock in the foreseeable future. Investors who anticipate a need for immediate income from their investment should not purchase shares of our stock.

ITEM 2. PROPERTIES.

     In March 2000, we consolidated our principal executive offices, dtpdirect.com's operations and the Minneapolis operations of GTI in a single 45,738 square foot facility located at 6690 Shady Oak Road, Eden Prairie, Minnesota. We have a seven-year lease for this facility with average payments over the term of the lease of approximately $41,000 per month, including taxes and common area maintenance, expiring in February 2007. In addition, we lease approximately 1,460 square feet of office space at 3100 West Lake Street, Minneapolis, Minnesota under a five-year lease with average remaining payments of approximately $2,800 per month. We are currently negotiating with a subtenant to sublease this space.

     GTI has an additional facility located at 4685 S. Ashe Avenue, Tempe, Arizona. GTI's facility in Arizona is approximately 11,000 square feet with average remaining payments of approximately $7,800 per month. The lease runs through December 31, 2002. GTI also utilizes warehouse space of a vendor for a nominal charge in San Francisco, California.

ITEM 3. LEGAL PROCEEDINGS.

     In December 1999, Cnet, Inc. ("Cnet") filed a lawsuit against us in the United States District Court for the District of Minnesota. Cnet alleges that we owe them $1,570,674, plus interest, attorneys' fees and costs in connection with advertising services provided to us. They allege that they permitted us to list products on Cnet's Internet sites and to receive a link from the Cnet Internet site to our own website in return for which Cnet was to receive "click through" charges for each time that a user utilized a link to our website. We have acknowledged that Cnet provided some services, but maintain that the value for these services is overstated in the lawsuit. In February 2000, we asserted a counterclaim for an accounting to clarify the amount being charged for website links and other services alleged to have been provided by Cnet. We intend to vigorously defend this claim. No discovery has been performed to date and no trial date has been set.

     In April 2000, Lycos, Inc. ("Lycos") demanded payment by us of $2,250,000 Lycos claims it is owed under an e-commerce agreement dated October 31, 1999. Lycos asserted that if was not paid by May 12, 2000, it may seek damages of up to $13,375,000. We did not pay any additional amounts to Lycos by that date, but are continuing discussions with and intend to vigorously defend any future claim by Lycos.

     In connection with our January 1999 acquisition of the operating assets of Herold Marketing Associates, Inc. dba Graphics Technologies, Inc. ("Herold"), we escrowed $200,000 of funds for possible future payment to Herold upon a post-closing purchase price reconciliation. Umax, Inc. has asserted a claim against the escrowed funds based on a money judgment against Herold in a matter unrelated to us. Herold and we authorized the payment into court of $85,000 of the amount in escrow for determination by the court as to whether Umax may make a claim for those funds. The matter has not been resolved to date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We submitted no matters to a vote of security holders during the last quarter of the fiscal year ended January 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Common Stock is traded on the OTC Bulletin Board under the symbol VTCO.

     The following table sets forth, for the period indicated, the range of high and low bid prices of our Common Stock as provided by quotecentral.com. The prices represent quotations between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

                       FISCAL YEAR ENDED JANUARY 31, 2000

                                                                 HIGH           LOW
                                                                -------       -------
First Quarter (End April)...................................      7 7/16        4 3/4
Second Quarter (End July)...................................      5 3/16        2 1/16
Third Quarter (End October).................................      2 5/8         1
Fourth Quarter (End January)................................      2 9/16        1 5/8

                       FISCAL YEAR ENDED JANUARY 31, 1999

                                                                 HIGH         LOW
                                                                -------       ---
First Quarter (End April)...................................      1 9/32      1/2
Second Quarter (End July)...................................      2 7/32      13/32
Third Quarter (End October).................................      1 31/32     13/16
Fourth Quarter (End January)................................     10           13/16

     For the fiscal year ended January 31, 1998, we are unable to obtain reliable information on the range of high and low bid prices of our Common Stock due to the limited market for it prior to February 1, 1999.

     We have never paid a cash dividend on our capital stock and do not expect to pay a cash dividend in the foreseeable future.

     As of May 10, 2000, we had 511 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

     A. Sales for cash consideration to accredited investors only pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"):

          In fiscal 1998, we issued 1,553,800 shares of our Common Stock for $243,250 to ten investors and $237,000 of convertible debentures to five investors.

          In fiscal 1999, we issued 13,299,832 shares of our Common Stock for $8,554,549 to 39 investors.

          In fiscal 2000, we issued 5,344,917 shares of our Common Stock for $8,257,550 to 20 investors.

          In fiscal 2000, we issued 5,800,000 redeemable warrants with an exercise price of $.50 per share to six investors for $1,450,000. We subsequently redeemed 2,900,000 of these warrants for $1,450,000.

          In fiscal 2000, we issued 50,000 warrants with an exercise price of $1.00 per share to one investor for $50. We granted the right to purchase the warrants as a commission for raising money.

          Between February 1 and May 10, 2000, we issued 1,389,050 shares of our Common Stock to 11 investors for $1,118,947.

     B. In December 1999, we issued 245,359 shares of our Common Stock to two individuals and one entity in connection with the acquisition of some assets of Softdisk, LLC. The issuance of such shares was exempt pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

     C. In January 1999, we issued 373,571 shares to two accredited investors in connection with the acquisition of GTI's assets and certain related consulting services. The issuance of such shares was exempt pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

     D. In fiscal 1999, the holders of convertible debentures we issued in fiscal 1997 and 1998 converted their debentures (without payment of additional consideration) into 1,173,091 shares of our Common Stock in reliance upon the exemption contained in Section 3(a)(9) of the Securities Act.

     E. Sales made solely in exchange for services rendered pursuant to Rule 504 of Regulation D and/or Section 4(2) of the Securities Act:

          In fiscal 1998, we issued 144,039 shares of our Common Stock to seven individuals and entities (two of whom were accredited investors) in exchange for $99,746 of services rendered to us.

          In fiscal 1999, we issued 2,069,532 shares of our Common Stock to 30 individuals and entities (eleven of whom were accredited investors) in exchange for $961,625 of services rendered to us.

          In fiscal 2000, we issued 1,605,000 shares of our Common Stock to seven individuals and entities (all of whom were accredited investors) in exchange for $3,019,025 of services rendered to us.

          Between February 1, 2000 and May 10, 2000, we issued 500,000 shares of our Common Stock to one accredited investor in exchange for $1,265,000 of services rendered to us.

     F. Issuance of options and warrants involving no sale of securities:

          In fiscal 2000, we granted to 160 individuals or entities an aggregate of 4,494,950 options and warrants to purchase shares of our Common Stock, exercisable at prices ranging between $.05 and $6.29 per share.

          Between February 1, 2000 and May 10, 2000, we granted to seven individuals or entities an aggregate of 626,250 options and warrants to purchase shares of our Common Stock, exercisable at $.70 per share.

     G. In fiscal 2000, we paid offering costs in cash to the following firms in connection with sales of our securities as described above:

         Waterford Financial, Inc...........................    $ 20,000
         Janda & Garrington, LLC............................    $400,000
         Winchester Investment Securities...................    $250,000

In addition, we granted Waterford Financial, Inc. a two-year warrant to purchase 20,000 shares of our Common Stock at $1.00 per share, and we granted Trautman Kramer a three-year warrant to purchase 125,000 shares of our Common Stock for $3.00 per share. We have included the issuance of these warrants above.

     Between February 1, 2000 and May 10, 2000, we paid $20,250 cash in offering costs to Waterford Financial, Inc. in connection with sales of our securities as described above. In addition, we granted Winchester Investment Securities a two-year warrant to purchase 75,758 shares of our Common Stock at $1.00 per share. We have included the issuance of these warrants above.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following table contains selected consolidated financial data as of and for each of the four fiscal years ended January 31, 2000. We derived this selected consolidated financial data from our audited historical consolidated financial statements. We have included our consolidated financial statements and notes as of January 31, 2000 and 1999 and for each of the three fiscal years ended January 31, 2000 elsewhere in this Report on Form 10-K. We recommend that you read this information with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and related notes included elsewhere in this Report on Form 10-K. The table below contains no selected financial data for the fiscal year ended January 31, 1996 because we did not conduct any operations in that period.

                                                  FY00           FY99           FY98           FY97
                                                  ----           ----           ----           ----
Net sales.................................    $ 81,318,775    $ 4,945,907    $   174,669    $        0
Net loss..................................     (28,166,026)    (4,357,088)    (2,539,161)     (829,421)
Net loss per common share.................           (0.95)         (0.26)         (0.36)        (0.13)
Total current assets......................      20,262,425     15,297,683         16,514       105,412
Total assets..............................      34,666,783     25,742,578         59,409     1,023,828
Long term liabilities.....................          50,519        420,810        715,342       138,102
Total liabilities.........................      26,503,606     16,820,452      1,452,978       255,954

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our financial statements and notes thereto appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements.

OVERVIEW

     Historically, we have been an e-commerce provider of high performance computer hardware, software and peripheral products to computer end-users and to wholesale and retail customers throughout the United States and Canada. We have been operating in two primary business segments in the computer products industry: sales to end users through our netdirect.com website and dtpdirect.com direct marketing business, and sales to wholesale and retail outlets through our GTI wholesale distribution business. As described in "Recent Developments" above, and contingent on financing, we intend to transition our business away from dependence on our netdirect.com operations and toward our Community Techmart division.

     GTI, historically our largest business in terms of revenue, is a distributor of computer peripheral equipment to wholesale and retail outlets throughout the United States and Canada. GTI specializes in high performance computer equipment, computer integrated systems design and the assembly and sale of complete computer systems. GTI purchases products from more than 40 manufacturers of computer related products, maintains a stocking inventory of approximately 1,600 products and acts as a fulfillment business for our end-user businesses. We acquired the assets of GTI from Herold Marketing Associates, Inc. in January 1999 and accounted for the acquisition using the purchase method of accounting.

     Our dtpdirect.com division is a national business-to-business direct marketer of computer hardware and software products primarily for users of Apple Macintosh(R) personal computers. We acquired the division upon our purchase of the operating assets of Tech Squared Inc. in December 1999. We also accounted for this acquisition using the purchase method of accounting.

     Netdirect.com is our website through which we offer computer-related products. During fiscal 2000, we planned to build a loyal customer base by attracting new customers through online advertising, competitive pricing and free shipping. The results of this strategy were disappointing. Although we were able to build significant revenue and customer base, our margins, net of advertising costs, were too low to sustain a business. As a result, and contingent on new financing, we intend to refocus our online efforts on our Community Techmart division, a proprietary, web-based, integrated front- and back-office system designed to integrate order fulfillment, merchant authorization, warehousing and financial systems for our clients. Because we did not make our first significant installation of our Techmart solution until April 2000, we have limited data available to gauge the success of the Techmart business model and cannot assure its success.

     All of our businesses recognize revenue upon shipment of the physical product to the customer and we record revenue net of estimated returns. We report the amount payable to our suppliers as cost of goods. We historically have maintained a supply of inventory that allows us to meet our customers' delivery demands in a timely manner. However, our recent cash shortfall has increasingly made this difficult and we are losing sales as a result of our failure to timely deliver, or cause delivery of, products to our customers.

     We have incurred significant losses during the past several years. As discussed further below, our ability to continue as a going concern is dependent on our ability to reduce our cash expenditures and raise substantial additional funds.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data for the periods indicated as a percentage of net sales:

                                                                     YEAR ENDED JANUARY 31,
                                                                --------------------------------
                                                                2000        1999          1998
                                                                ----        ----          ----
Net sales...................................................    100.0%      100.0%         100.0%
Cost of goods sold..........................................     94.0        96.4
                                                                -----       -----       --------
  Gross profit..............................................      6.0         3.6          100.0
Operating expenses:
  Sales and marketing.......................................      8.7        36.2          315.3
  General and administrative................................      9.9        28.4          657.3
  Consulting services, stock based..........................     12.6        26.7
  Amortization of intangibles...............................      1.1
  Write-off of Virtual Technology (UK) Ltd. assets..........                               529.6
                                                                -----       -----       --------
                                                                 32.3        91.3        1,502.2
Loss from operations........................................    (26.3)      (87.7)      (1,402.2)
Other income (expense):
  Interest expense..........................................     (8.1)       (1.6)         (33.4)
  Other (expense) income, net...............................     (0.2)        1.3          (18.1)
                                                                -----       -----       --------
                                                                 (8.3)       (0.3)         (51.5)
                                                                -----       -----       --------
Net loss....................................................    (34.6)%     (88.0)%     (1,453.7)%
                                                                =====       =====       ========

FISCAL YEAR ENDED JANUARY 31, 2000 AS COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 1999

     NET SALES. Our net sales increased to $81.3 million for the fiscal year ended January 31, 2000, from $4.9 million for the fiscal year ended January 31, 1999, reflecting an increase of $76.4 million or 1,544%. Our sales increase represented a $7.3 million, or 159%, increase for netdirect.com (internet retail) sales and a $5.2 million increase and a $63.9 million increase for dtpdirect.com (catalog retail) sales and GTI (distribution) sales, respectively, as a result of the Tech Squared and GTI acquisitions. The netdirect.com increase was primarily the result of the growth of Internet sales through our website. We acquired GTI on January 28, 1999 and Tech Squared as of November 30, 1999 and therefore did not report net sales from GTI and dtpdirect.com prior to those dates.

     COST OF GOODS SOLD. Cost of goods sold during the fiscal year ended January 31, 2000 was $76.4 million, or 94.0% of net sales, reflecting an increase of $71.7 million or 1,502%. The cost of goods sold increase includes a $7.0 million, or 158%, increase for netdirect.com's cost of goods sold and a

$4.6 million increase and a $60.1 million increase for dtpdirect.com's and GTI's cost of goods sold, respectively, as a result of the Tech Squared and GTI acquisitions. The netdirect.com increase was primarily the result of the increase in sales. We did not include any cost of goods sold from GTI and dtpdirect.com prior to our acquisition of those assets. The gross margin was 6.0% of net sales for fiscal year 2000 as compared to 3.6% of net sales for fiscal year 1999. This increase reflects the impact of the acquisitions of GTI and Tech Squared which generated gross margins of 5.9% and 12.8%, respectively during fiscal 2000.

     OPERATING EXPENSES. Our sales and marketing expenses increased to $7.1 million during the fiscal year ended January 31, 2000 from $1.8 million for the fiscal year ended January 31, 1999. The primary components of the increase were an increase in advertising and promotion expenditures of $3.0 million and an increase in sales and marketing personnel expenses of $2.0 million. These increases resulted from our expanded effort to add customers particularly in our retail segment. As a percentage of net sales, sales and marketing expenses were 8.7% for the fiscal year ended January 31, 2000, as compared to 36.2% for the fiscal year ended January 31, 1999.

     General and administrative expenses increased to $8.0 million for the fiscal year ended January 31, 2000 from $1.4 million for the fiscal year ended January 31, 1999. The increase in fiscal 2000 over fiscal 1999 was primarily due to an increase in personnel expenses of $2.8 million and legal, accounting and other professional services of $1.5 million. These increases reflect the expanded size of our operations resulting primarily from our January 1999 acquisition of GTI and our December 1999 acquisition of Tech Squared. As a percentage of net sales, general and administrative expenses were 9.9% during the fiscal year ended January 31, 2000, as compared to 28.4% for the fiscal year ended January 31, 1999.

     For the fiscal year ended January 31, 2000, we incurred $10.3 million of non-cash charges for consulting services. In these transactions, we issued our equity securities in exchange for services and generally incur expense over the term of each agreement, often over a one-year period. We recognized $1.3 million of these charges during the fiscal year ended January 31, 1999. We will incur $4.8 million of stock-based consulting services expense in fiscal 2001, resulting from existing consulting contracts.

     Amortization of intangibles totaled $930,000 for the fiscal year ended January 31, 2000, compared with no amortization for the fiscal year ended January 31, 1999. Most of this expense was amortization of intangibles related to our Tech Squared and GTI acquisitions.

     OTHER EXPENSES. Interest expense was $6.6 million in fiscal 2000 as compared to $80,000 for fiscal 1999. The increase in interest expense relates principally to $500,000 of interest expense on borrowings under our credit agreement with Coast executed in January 1999, $1.2 million of interest expense due to amortization of stock-based debt issue costs associated with this credit agreement and $4.8 million of interest costs related to issuance of redeemable warrants in December 1999. For more detail, we suggest you see note 7 to our consolidated financial statements.

     Other expense of approximately $206,000 in fiscal year 2000 resulted primarily from $150,000 paid to settle a lawsuit.

     INCOME TAXES. We have never generated taxable income. Accordingly, we paid no income taxes in fiscal year 2000 or 1999. As of January 31, 2000, we had approximately $11.5 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2012. Due to the uncertainty of our future profitability, we have recorded a valuation allowance to offset our net deferred tax assets. Changes in our ownership resulting from our past and future sales of Common Stock could limit the future annual realization of the tax net operating loss carryforwards to a specified percentage under Section 382 of the Internal Revenue Code.

FISCAL YEAR ENDED JANUARY 31, 1999 AS COMPARED TO THE FISCAL YEAR ENDED JANUARY 31, 1998

     NET SALES. Our net sales increased to $4.9 million for fiscal 1999, from $175,000 for fiscal 1998. The sales increases in fiscal 1999 were primarily a result of a shift in our strategy to e-commerce from backup data storage services.

     COST OF GOODS SOLD. Cost of goods sold during fiscal 1999 was $4.8 million, or 96.4% of net sales. During fiscal 1998, we had no significant direct cost of service sales.

     OPERATING EXPENSES. Sales and marketing expenses increased to $1.8 million in fiscal 1999 from $551,000 for fiscal 1998. The primary component of the increase in fiscal 1999 from 1998 was an increase in advertising and promotion expenditures of $1.3 million. As a percentage of net sales, sales and marketing expenses were 36.2% in fiscal 1999.

     General and administrative expenses increased to $1.4 million for fiscal 1999 from $1.1 million for fiscal 1998. The fiscal 1999 increase over fiscal 1998 was primarily due to an increase in personnel expenses. As a percentage of net sales, general and administrative expenses were 28.4% in fiscal 1999.

     For the fiscal year ended January 31, 1999, we recognized $1.3 million of non-cash charges for consulting services. In these transactions, we issued our equity securities in exchange for services and generally incur expense over the term of each agreement, often over a one-year period. We recognized $134,000 of these charges during the fiscal year ended January 31, 1998.

     WRITE-OFF OF VIRTUAL TECHNOLOGY (UK) LIMITED. In fiscal 1998, we recorded $925,000 of non-recurring expense related to the write-off of the remaining assets of the Virtual Technology (UK) Limited (formerly known as ARL) operations.

QUARTERLY RESULTS

     The following table sets forth our unaudited quarterly financial data for each quarter of 1998 and 1999. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                            QUARTERS ENDED
                          ----------------------------------------------------------------------------------
                                       FISCAL 1999                                FISCAL 2000
                          -------------------------------------    -----------------------------------------
                          APR 30    JUL 31    OCT 31    JAN 31     APR 30     JUL 30     OCT 31      JAN 31
                          ------    ------    ------    ------     ------     ------     ------      ------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.............    $  590    $  952    $1,551    $ 1,853    $17,383    $16,514    $20,069    $ 27,353
Gross profit (loss)...      (120)       47       116        134      1,213      1,202      1,362       1,117
Loss from
  operations..........      (451)     (482)     (722)    (2,689)    (6,544)    (4,284)    (4,422)     (6,143)
Net loss..............      (471)     (438)     (737)    (2,714)    (7,053)    (4,674)    (4,994)    (11,445)
Loss per share........     (0.05)    (0.03)    (0.04)     (0.13)     (0.27)     (0.16)     (0.16)      (0.35)

LIQUIDITY AND CAPITAL RESOURCES

     CURRENT SITUATION. Our ability to continue as a going concern is in jeopardy. Although between February 1 and April 30, 2000, we raised an additional $1.1 million of cash through the sale of 1.4 million shares of our Common Stock, as of May 5, 2000, we had only $38,000 of cash and only $436,000 of borrowing capacity under our line of credit. We are in default of the terms of this line of credit and our lender may foreclose on our assets. We have a large, negative working capital position that was approximately $8.6 million at May 5, 2000. In our GTI and dtpdirect.com businesses, we are not timely paying vendors and several important vendors have placed us on credit hold, making shipment of products to our customers difficult and adversely affecting our net sales.

     We are attempting to reduce our cash outlay, which averaged approximately $812,000 per month during our fiscal year ended January 31, 2000. We have stopped our advertising and marketing expenditures for our netdirect.com website. We have deferred the payment of accounts payable and have reduced officer salaries and bonuses pending an improved cash position. We also intend to downsize our workforce to reduce our payroll. We estimate that we have reduced our monthly negative cash flow to approximately $300,000 and believe that we may be able to reduce this further (assuming we make no further payments to Cnet or Lycos).

     We are seeking additional equity or debt financing, but cannot assure that we will obtain financing on acceptable terms, or at all. We are also exploring the potential to sell all or a part of our business. Although we are in discussions on several potential transactions, we have reached no agreement on any transaction. If we cannot reduce our cash expenditures and raise additional capital, we may be unable to continue our operations.

     HISTORICAL SOURCES AND USES OF CASH. We historically have financed our operations primarily through the private placement of equity and debt securities. Primary uses of cash have been to fund our operation through the development stage and the acquisition and integration of subsidiary businesses. If we are successful in achieving future revenue growth, our working capital requirement is likely to increase.

     Net cash used by our operating activities during the fiscal year ended January 31, 2000 was $6.0 million as compared to $3.6 million for the fiscal year ended January 31, 1999 and $787,000 for the fiscal year ended January 31, 1998. Net cash used by us for operating activities during the 2000 fiscal year was primarily the result of net losses and increases in accounts receivable, offset in part by non-cash expenses decreases in inventories, and increases in accounts payable and accrued expenses. Net cash used by our operating activities during the 1999 fiscal year was primarily the result of net losses and increases in accounts receivable, partially offset by non-cash expenses increases in accrued expenses, and net cash used by our operating activities for 1998 fiscal year was primarily a result of net losses, partially offset by non-cash expenses and increases in accounts payable and accrued expenses.

     We used cash of $4.5 million, $1.2 million and $19,200 in investing activities in our fiscal years 2000, 1999 and 1998, respectively. During the fiscal year ended January 31, 2000, we used $844,000 for purchases of furniture and equipment, $185,000 for the purchase of marketable securities and $3.5 million for the purchase of the assets comprising our subsidiary operations. For the fiscal year ended January 31, 1999, we used approximately $1.0 million of net cash to acquire GTI's assets.

     Cash provided by financing activities was $11.1 million for the fiscal year ended January 31, 2000, as compared to cash provided by financing activities of $4.9 million for the fiscal year ended January 31, 1999 and $783,000 for the year ended January 31, 1998. During the fiscal year ended January 31, 2000, we received net proceeds of $8.2 million from issuance of equity securities including the exercise of options and warrants and $2.7 million from the collection of a stock subscription receivable. In addition, during the 2000 fiscal year, we borrowed $68.1 million under our line of credit and repaid $61.2 million on it. Proceeds from these financing activities were used to fund our working capital needs, and to retire $6.7 million of notes payable in connection with our acquisition of GTI's assets. We also used the proceeds to retire $186,000 of loans from related parties and to fund $245,000 in loan fees to establish our line of credit.

     GTI ACQUISITION, OTHER FINANCING ARRANGEMENTS AND RELATED COVENANT VIOLATIONS. On January 28, 1999, we acquired substantially all of the assets of GTI and assumed certain of GTI's liabilities. The purchase price was $17.1 million, $1.0 million of which we paid at closing primarily out of funds generated from the sale of our equity securities in January 1999. Under the terms of the acquisition agreement, we paid an additional $4.0 million of the purchase price in February 1999 by repayment of a promissory note. In April 1999, we also deposited $200,000 with an escrow agent to be used for liabilities arising after closing. In May 1999, we paid $2.7 million of the remaining $3.3 million note issued at closing. The payment differential is due to certain post-closing adjustments still under negotiation. We expect to finalize these post-closing adjustments during fiscal 2001.

     We acquired the funds to retire these notes from borrowings under our line of credit and out of cash from the private placement of our securities. Under the terms of our line of credit, we may borrow up to $10.0 million based upon eligible receivables and inventory at an interest rate equal to 1.5% in excess of the bank's reference rate. As part of the overall credit facility, we may borrow up to $250,000 for capital expenditure purchases at an interest rate equal to 2% in excess of the bank's reference rate, not subject to eligible receivables and inventory. Further, we may borrow up to $500,000 at an interest rate equal to 2% in excess of the bank's reference rate, payable in 24 equal monthly installments, also not based on eligible receivables and inventory.

     The line of credit agreement requires us to maintain a minimum level of tangible net worth and contains a covenant that allows our lender to declare an event of default in the event there is a material adverse change in our financial position or results of operations. At January 31, 2000, we were in violation of the tangible net worth covenant with our lender that we negotiated in December 1999 and are also in violation of this covenant at the date of this Report. Because of our covenant violations, our lender has the right to declare us in default and to require repayment of all borrowings under the line of credit agreement.

     GTI's payables to several of its major vendors were historically insured by an independent credit insurance company. In July 1999, the insurance company discontinued its coverage, citing our reduction in net tangible assets and recent large losses. As a result, GTI's vendors are increasingly shipping orders only against our immediate cash payment. If we cannot replace the lost insurance or otherwise obtain credit from GTI's major vendors, our operating and business results likely will be materially adversely affected.

     TECH SQUARED ACQUISITION FINANCING ARRANGEMENTS. In November 1999, we entered into a definitive agreement to acquire most of the operating assets of Tech Squared Inc. for $3.2 million in cash. On December 17, 1999, we closed on the acquisition upon payment of $1.4 million in cash and issuance of a $2.1 million promissory note due on December 20, 1999. In anticipation of this transaction, we entered into an amended line of credit agreement under which, on December 20, 1999, our lender provided $2.1 million to us which we used to retire the Tech Squared promissory note.

     As a condition of its $2.1 million loan, our lender required that we obtain a minimum of $1.0 million of additional equity funds prior to closing and established a new covenant requiring us to raise a total of $2.0 million of additional equity funds during December 1999, including the first $1.0 million. On December 17, 1999, we satisfied the lender's $1.0 million requirement upon receipt of $1.65 million of cash raised through a private placement. In the private placement, we sold 400,000 shares of our Common Stock for $1.00 per share.

     In addition, we raised $500,000 in the private placement by the sale of 2,000,000 five-year warrants exercisable at $.50 per share to purchase our Common Stock. Upon this investor's demand, we were obligated to redeem one-half of the warrants for the original $500,000 purchase price. The investor made demand for this redemption and we redeemed one half of the warrants for $500,000 on December 22, 1999. If we had failed to redeem the warrants by December 24, 1999, the investor could have foreclosed upon certain assets we pledged to the investor. We also agreed to file a registration statement under the Securities Act to register the shares underlying the warrants and any other of our convertible securities owned by the investor at the time the registration statement is filed. If we fail to obtain effectiveness of this registration statement by May 31, 2000, the investor's warrants will automatically double (to 2,000,000 warrants since the redemption of 1,000,000 warrants has already occurred). Because we have not yet filed the registration statement, we expect that we will issue the additional warrants.

     Three of our directors also purchased $750,000 of the securities we offered in the private placement on the same terms as the $500,000 investment described in the preceding paragraph, except that we pledged no collateral to these investors to secure our redemption obligations. We similarly redeemed one-half of their warrants in January 2000. Because we have not filed the required registration statement, we also expect to issue them additional warrants.

     We satisfied our new lending covenant that required us to raise a total of $2.0 million of equity funds in December 1999 by the sale of an additional 1,000,000 shares of our Common Stock for $1.00 per share. In addition, two of our other directors each purchased $100,000 of the redeemable warrant securities we describe above, except that we pledged no collateral to these investors to secure our redemption obligations. We also redeemed one-half of their warrants in January 2000. Because we have not filed the required registration statement, we also expect to issue them additional warrants.

     SOFTDISK ACQUISITION FINANCING ARRANGEMENTS. In December 1999, we entered into a definitive agreement to acquire certain of the operating assets of Softdisk, LLC for $752,000 in a combination of $150,000 of cash, $465,200 of our Common stock and a promissory note of $104,000 payable in twelve monthly payments of $9,150. We used $150,000 of the cash raised through our December 1999 private placement to complete the acquisition of these assets. We are currently in default on payment of $9,150 under the promissory note.

     ADDITIONAL ARRANGEMENTS WITH OUR PRINCIPAL LENDER. At September 30 and October 31, 1999, we were in default on our tangible net worth covenant with our lender. The lender waived these defaults in December 1999 in exchange for issuance to it of a five-year warrant to purchase 50,000 shares of our Common Stock at an exercise price of $2.04 per share, subject to certain adjustments. As a further condition to amending our line of credit agreement in December 1999 in advance of the Tech Squared acquisition to allow inclusion of the Tech Squared assets in our borrowing base, our lender required us to issue to it an additional five-year warrant to purchase 200,000 shares of our Common Stock at an exercise price of $2.04 per share, subject to certain adjustments. The amended line of credit agreement also provides that in the event that we terminate it before March 2003, we will continue to pay the lender, as a termination fee, the minimum monthly interest that the lender would otherwise have received under the agreement. We currently estimate this termination fee would be approximately $33,000 per month.

     LYCOS AGREEMENT. In October 1999, we entered into a three-year E-Commerce Agreement with Lycos, Inc. for comprehensive Internet marketing activities, including co-branding of one of our websites on the Lycos network. Under the agreement, we paid Lycos $1.125 million and agreed to pay an additional $3.375 million by July 2000 including $2.25 million due by April 1, 2000 that we have not paid. We also agreed to pay an additional $5.0 million to Lycos during each of the second and third years of the agreement, subject to Lycos' right to terminate the agreement unless we agree to pay $6.5 million in such years. Lycos has threatened to sue us and we are currently negotiating with Lycos to terminate the agreement.

     NEW HEADQUARTERS LEASE. We entered into a new seven-year facilities lease effective in March 2000 to house the combined operations of netdirect.com, dtpdirect.com, our corporate administrative staff and GTI's Minneapolis operations. The landlord required a $300,000 letter of credit to be pledged as security for the new lease, which is to cover leasehold improvements for the facility. We obtained the required letter of credit from an investor in exchange for issuance of 100,000 warrants exercisable over five years to purchase our Common Stock at $1.68 per share.

     Although we have no material commitments for capital expenditures, we anticipate that, subject to financing, we will expend approximately $600,000 during fiscal year 2001 on additional computer hardware resources, including e-commerce servers and other furniture and equipment as needed. Our capital expenditures could be materially different if our operating plans are altered.

RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, we must recognize all derivatives as assets and liabilities and measure them at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect the adoption of FAS 133 to have a significant impact on its financial positions, results of operations or cash flows.

     In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the views expressed in SAB 101, as amended by SAB 101A, is required no later than June 30, 2000. Although it has not made a definite determination of its impact, we do not expect the adoption of SAB 101 to have a materially adverse effect on our financial positions, results of operations or cash flows.

     In April 2000, The FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25." FIN 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. We do not expect the adoption of FAS 133 to have a significant impact on our financial positions, results of operations or cash flows.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

     The following discusses our exposure to market risk related to changes in interest rates, foreign exchange rates and equity prices.

     Interest rate risk. As of January 31, 2000, we had $698,000 in cash, which consisted entirely of cash operating accounts. We also had $185,000 of marketable securities, which consisted of $160,000 in stock in a privately held company and $25,000 in U.S. Treasury notes. A decrease in market rates of interest would have no material effect on the value of these assets. As of January 31, 2000, we had $7.9 million of debt. Interest accruing on this debt fluctuates based upon market rates, which therefore can affect our financial results.

     Foreign currency exchange rate risk. Almost all of our net sales are in the United States and our sales transactions are denominated in the U.S. dollar. Therefore, we are not currently exposed to any material foreign currency exchange risk.

     Equity price risk. We do not own any equity investments, except for a $160,000 investment in stock that we sold in February 2000 for $240,000. Therefore, we are not currently exposed to any direct equity price risk.

     Inflation. We do not believe that inflation has had a material effect on our results of operations in recent years. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Accountants at January 31, 2000 and
  for the year then ended...................................     F-1
Independent Auditor's Report at January 31, 1999 and for the
  two years then ended......................................     F-2
Consolidated Balance Sheets at January 31, 2000 and 1999....     F-3
Consolidated Statements of Operations for the years ended
  January 31, 2000..........................................     F-4
Consolidated Statements of Comprehensive Income (Loss) for
  the years ended January 31, 2000, 1999 and 1998...........     F-5
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended January 31, 2000, 1999 and 1998.......     F-6
Consolidated Statements of Cash Flows for the years ended
  January 31, 2000, 1999 and 1998...........................    F-11
Notes to Consolidated Financial Statements for the years
  ended January 31, 2000, 1999 and 1998.....................    F-12
Independent Auditor's Report on the Financial Statement
  Schedule..................................................    F-27
Financial Statement Schedule................................    F-28

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Virtual Technology Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Virtual Technology Corporation (the Company) and its subsidiaries at January 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant operating losses, has an accumulated deficit of $35,891,696, a working capital deficiency and is in violation of a covenant contained in its line of credit facility, all of which raise substantial doubt the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
April 7, 2000, except as to Note 2,
  for which the date is May 1, 2000.

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Virtual Technology Corporation and Subsidiaries
Minneapolis, Minnesota

     We have audited the accompanying consolidated balance sheet of Virtual Technology Corporation and Subsidiaries as of January 31, 1999, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the two years in the period ended January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtual Technology Corporation and Subsidiaries as of January 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ LURIE, BESIKOF, LAPIDUS & CO., LLP

Minneapolis, Minnesota
April 23, 1999

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          AT JANUARY 31, 2000 AND 1999

                                                                    2000           1999
                                                                    ----           ----
ASSETS
Current assets:
  Cash......................................................    $    698,246    $   125,993
  Marketable securities.....................................         185,015
  Receivables:
     Customer (net of allowances for doubtful accounts and
      returns of $1,238,131 and $263,000 at January 31, 2000
      and 1999, respectively)...............................      11,811,050      4,364,905
     Credit cards...........................................         106,440        132,387
     Stock subscription.....................................                      2,676,436
     Other..................................................         179,952
  Inventories...............................................       4,677,997      5,236,292
  Other current assets......................................       2,603,725      2,761,670
                                                                ------------    -----------
     Total current assets...................................      20,262,425     15,297,683
Furniture and equipment, net................................       1,326,643        280,364
Capitalized software development costs, net.................         323,033        101,298
Intangibles, net............................................      10,180,627      9,887,410
Other.......................................................       2,574,055        175,823
                                                                ------------    -----------
     Total assets...........................................    $ 34,666,783    $25,742,578
                                                                ============    ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes and line of credit, current portion.................    $  7,887,907    $ 7,340,673
  Capital lease obligations, current portion................          13,951         10,628
  Accounts payable..........................................      15,076,375      7,163,358
  Accrued expenses and other current liabilities............       3,474,854      1,884,983
                                                                ------------    -----------
     Total current liabilities..............................      26,453,087     16,399,642
                                                                ============    ===========
Notes and line of credit payable, net of current portion....                        371,543
Capital lease obligations, net of current portion...........          50,519         49,267
Commitments and contingencies
Stockholders' equity:
  Common stock $.001 par value (no par value as of January
     31, 1999) 100,000,000 shares authorized; 34,142,403 and
     25,345,963 shares issued and outstanding at January 31,
     2000 and 1999, respectively............................          34,142     17,572,796
  Additional paid-in capital................................      44,949,469
  Cumulative translation adjustment.........................          (3,738)
  Stock subscription receivable.............................        (925,000)      (925,000)
  Accumulated deficit.......................................     (35,891,696)    (7,725,670)
                                                                ------------    -----------
     Total stockholders' equity.............................       8,163,177      8,922,126
                                                                ------------    -----------
     Total liabilities and stockholders' equity.............    $ 34,666,783    $25,742,578
                                                                ============    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

                                                                   YEAR ENDED JANUARY 31,
                                                         ------------------------------------------
                                                             2000           1999           1998
                                                             ----           ----           ----
Net sales............................................    $ 81,318,775    $ 4,945,907    $   174,669
Cost of goods sold...................................      76,424,745      4,769,313
                                                         ------------    -----------    -----------
Gross profit.........................................       4,894,030        176,594        174,669
                                                         ------------    -----------    -----------
Operating expenses:
  Sales and marketing................................       7,074,673      1,792,238        550,802
  General and administrative.........................       8,018,285      1,405,577      1,148,067
  Consulting services, stock based (see Note 6)......      10,263,401      1,322,360
  Amortization of intangibles........................         930,463
  Write-off of Virtual Technology (UK) Limited
     assets..........................................                                       925,000
                                                         ------------    -----------    -----------
                                                           26,286,822      4,520,175      2,623,869
                                                         ------------    -----------    -----------
Loss from operations.................................     (21,392,792)    (4,343,581)    (2,449,200)
                                                         ------------    -----------    -----------
Other income (expense):
  Interest expense...................................      (6,566,915)       (79,618)       (58,254)
  Other (expense) income, net........................        (206,319)        66,111        (31,707)
                                                         ------------    -----------    -----------
                                                           (6,773,234)       (13,507)       (89,961)
                                                         ------------    -----------    -----------
Net loss.............................................    $(28,166,026)   $(4,357,088)   $(2,539,161)
                                                         ============    ===========    ===========
Net loss per common share -- basic and diluted.......    $       (.95)   $      (.26)   $      (.36)
                                                         ============    ===========    ===========
Weighted average common shares outstanding -- basic
  and diluted........................................      29,740,670     16,958,284      7,068,687
                                                         ============    ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

                                                                   YEAR ENDED JANUARY 31,
                                                         ------------------------------------------
                                                             2000           1999           1998
                                                             ----           ----           ----
Net loss, as reported................................    $(28,166,026)   $(4,357,088)   $(2,539,161)
Other comprehensive income (loss):
  Foreign currency translation adjustment............          (3,738)
                                                         ------------    -----------    -----------
Comprehensive loss...................................    $(28,169,764)   $(4,357,088)   $(2,539,161)
                                                         ============    ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

                                                                                          ACCUMULATED
                                                                                             OTHER
                                      COMMON STOCK          ADDITIONAL                   COMPREHENSIVE      STOCK
                                -------------------------     PAID-IN       UNEARNED        INCOME       SUBSCRIPTION
                                  SHARES        AMOUNT        CAPITAL     COMPENSATION      (LOSS)        RECEIVABLE
                                  ------        ------      ----------    ------------   -------------   ------------
Balances -- January 31, 1997:    6,792,098   $  1,632,017                   $(34,722)
March 21, 1997 to May 5, 1997:
 Stock issued for cash --
   $2.50 per share............      18,800         47,000
May 8, 1997 to June 17, 1997:
 Stock issued for services --
   $1.25 per share............      36,539         45,674
September 25, 1997:
 Stock issued for cash -- $.40
   per share..................      25,000         10,000
 Stock issued for cash -- $.25
   per share..................     200,000         50,000
 Stock issued for services --
   $1.50 per share............      15,000         22,500
November 12, 1997:
 Stock issued for cash --
   $.125 per share............      50,000          6,250
December 3, 1997 to December
 19, 1997:
 Stock issued for cash -- $.10
   per share..................     900,000         90,000
 Stock issued for services --
   $.50 per share.............      25,000         12,500
 Stock issued for services --
   $.375 per share............      50,000         18,750
December 19, 1997:
 Stock issued for cash -- $.50
   per share..................      10,000          5,000
January 26, 1998:
 Stock issued for cash -- $.10
   per share..................     350,000         35,000
 Stock issued for services --
   $.018 per share............      17,500            322
Stock compensation expense....                                                34,722
Net loss......................
                                ----------   ------------   -----------     --------       --------       ---------
Balances -- January 31,
 1998.........................   8,489,937      1,975,013
Correction to shares
 beginning of year............     (60,000)
February 25 to March 10, 1998:
 Stock issued for cash -- $.10
   per share..................     250,000         25,000
 Stock issued for services --
   $.10 per share.............     240,000         24,000
March 10, 1998:
 Stock issued for cash -- $.25
   per share..................      30,000          7,500
March 18 to March 23, 1998:
 Stock issued for cash -- $.08
   per share..................   1,250,000        100,000


                                               STOCKHOLDERS'
                                ACCUMULATED       EQUITY
                                  DEFICIT        (DEFICIT)
                                -----------    -------------
Balances -- January 31, 1997:   $   (829,421)  $    767,874
March 21, 1997 to May 5, 1997:
 Stock issued for cash --
   $2.50 per share............                       47,000
May 8, 1997 to June 17, 1997:
 Stock issued for services --
   $1.25 per share............                       45,674
September 25, 1997:
 Stock issued for cash -- $.40
   per share..................                       10,000
 Stock issued for cash -- $.25
   per share..................                       50,000
 Stock issued for services --
   $1.50 per share............                       22,500
November 12, 1997:
 Stock issued for cash --
   $.125 per share............                        6,250
December 3, 1997 to December
 19, 1997:
 Stock issued for cash -- $.10
   per share..................                       90,000
 Stock issued for services --
   $.50 per share.............                       12,500
 Stock issued for services --
   $.375 per share............                       18,750
December 19, 1997:
 Stock issued for cash -- $.50
   per share..................                        5,000
January 26, 1998:
 Stock issued for cash -- $.10
   per share..................                       35,000
 Stock issued for services --
   $.018 per share............                          322
Stock compensation expense....                       34,722
Net loss......................    (2,539,161)    (2,539,161)
                                ------------   ------------
Balances -- January 31,
 1998.........................    (3,368,582)    (1,393,569)
Correction to shares
 beginning of year............
February 25 to March 10, 1998:
 Stock issued for cash -- $.10
   per share..................                       25,000
 Stock issued for services --
   $.10 per share.............                       24,000
March 10, 1998:
 Stock issued for cash -- $.25
   per share..................                        7,500
March 18 to March 23, 1998:
 Stock issued for cash -- $.08
   per share..................                      100,000

   The accompanying notes are an integral part of the consolidated financial statements.

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

                                                                                          ACCUMULATED
                                                                                             OTHER
                                      COMMON STOCK          ADDITIONAL                   COMPREHENSIVE      STOCK
                                -------------------------     PAID-IN       UNEARNED        INCOME       SUBSCRIPTION
                                  SHARES        AMOUNT        CAPITAL     COMPENSATION      (LOSS)        RECEIVABLE
                                  ------        ------      ----------    ------------   -------------   ------------
 Stock issued for services --
   $.10 per share.............      70,000   $      7,000
March 23, 1998:
 Stock issued for services --
   $.25 per share.............     600,000        150,000
April 2 to April 27, 1998:
 Stock issued for cash -- $.10
   per share..................   1,690,000        169,000
 Stock issued for services --
   $.10 per share.............      85,000          8,500
April 29, 1998:
 Stock issued for services --
   $.10 per share.............      50,000          5,000
May 12, 1998:
 Stock issued for conversion
   of debentures -- $.25 per
   share......................     694,000        173,500
May 14 to May 15, 1998:
 Stock issued for cash -- $.10
   per share..................     660,000         66,000
May 18, 1998:
 Stock issued for cash -- $.25
   per share..................     100,000         25,000
May 19 to May 21, 1998:
 Stock issued for cash -- $.10
   per share..................      50,000          5,000
 Stock issued for services --
   $.10 per share.............      50,000          5,000
May 23, 1998:
 Stock issued for cash -- $.08
   per share..................   1,250,000        100,000
June 22, 1998:
 Stock issued for cash -- $.08
   per share..................     625,000         50,000
July 3, 1998:
 Stock issued for cash --
   $.125 per share............     200,000         25,000
July 6, 1998:
 Stock issued for cash -- $.08
   per share..................   1,250,000        100,000
July 14, 1998:
 Stock issued for services --
   $.10 per share.............      50,000          5,000
July 9 to July 20, 1998:
 Stock issued for cash --
   $.125 per share............      50,000          6,250
 Stock issued for cash --
   $.375 per share............     705,500        264,562
 Stock issued for conversion
   of debentures -- $.25 per
   share......................     126,000         31,500
 Stock issued for services --
   $.375 per share............       5,000          1,875


                                               STOCKHOLDERS'
                                ACCUMULATED       EQUITY
                                  DEFICIT        (DEFICIT)
                                -----------    -------------
 Stock issued for services --
   $.10 per share.............                 $      7,000
March 23, 1998:
 Stock issued for services --
   $.25 per share.............                      150,000
April 2 to April 27, 1998:
 Stock issued for cash -- $.10
   per share..................                      169,000
 Stock issued for services --
   $.10 per share.............                        8,500
April 29, 1998:
 Stock issued for services --
   $.10 per share.............                        5,000
May 12, 1998:
 Stock issued for conversion
   of debentures -- $.25 per
   share......................                      173,500
May 14 to May 15, 1998:
 Stock issued for cash -- $.10
   per share..................                       66,000
May 18, 1998:
 Stock issued for cash -- $.25
   per share..................                       25,000
May 19 to May 21, 1998:
 Stock issued for cash -- $.10
   per share..................                        5,000
 Stock issued for services --
   $.10 per share.............                        5,000
May 23, 1998:
 Stock issued for cash -- $.08
   per share..................                      100,000
June 22, 1998:
 Stock issued for cash -- $.08
   per share..................                       50,000
July 3, 1998:
 Stock issued for cash --
   $.125 per share............                       25,000
July 6, 1998:
 Stock issued for cash -- $.08
   per share..................                      100,000
July 14, 1998:
 Stock issued for services --
   $.10 per share.............                        5,000
July 9 to July 20, 1998:
 Stock issued for cash --
   $.125 per share............                        6,250
 Stock issued for cash --
   $.375 per share............                      264,562
 Stock issued for conversion
   of debentures -- $.25 per
   share......................                       31,500
 Stock issued for services --
   $.375 per share............                        1,875

   The accompanying notes are an integral part of the consolidated financial statements.

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

                                                                                          ACCUMULATED
                                                                                             OTHER
                                      COMMON STOCK          ADDITIONAL                   COMPREHENSIVE      STOCK
                                -------------------------     PAID-IN       UNEARNED        INCOME       SUBSCRIPTION
                                  SHARES        AMOUNT        CAPITAL     COMPENSATION      (LOSS)        RECEIVABLE
                                  ------        ------      ----------    ------------   -------------   ------------
July 29 to July 31, 1998:
 Stock issued for cash -- $.80
   per share..................      56,000   $     44,800
 Stock issued for conversion
   of debentures -- $.25 per
   share......................     175,648         43,912
July 31 to October 31, 1998:
 Stock issued for cash --
   $.375 per share............   1,386,666        520,000
 Stock issued for services --
   $.375 per share............     580,000        217,500
November 11 to
 December 12, 1998:
 Stock issued for cash --
   $1.00 per share............     500,000        500,000
 Stock issued for services --
   $.99 per share.............     225,000        222,750
December 22, 1998 to January
 26, 1999:
 Stock issued for cash --
   $1.50 per share net of
   offering costs of
   $50,000....................     333,333        450,000
 Stock issued for cash --
   $1.50 per share, net of
   offering costs of
   $165,000...................   1,000,000      1,335,000
 Stock issued for services --
   $2.75 per share............     114,532        315,000
 Exercise of warrants -- $.75
   per share..................     213,333        160,000
January 15, 1999:
 Stock issued for conversion
   of debentures -- $1.00 per
   share......................     177,443        177,443
January 25 to January 29,
 1999:
 Subscription agreement to
   purchase stock for cash at
   $5.2857 per share net of
   offering costs of
   $98,564....................     700,000      3,601,436                                                  (925,000)
 Stock issued in purchase of
   GTI -- $7.187 per share
   (Note 4)...................     228,571      1,642,740
 Stock issued for consulting
   agreement in connection
   with purchase of
   GTI -- $7.187 per share
   (Note 4)...................     145,000      1,042,115
 Exercise of warrants -- $1.00
   per share..................   1,000,000      1,000,000
Warrants and options issued
 for services (Note 6)........                  2,970,400
Net loss......................
                                ----------   ------------   -----------     --------       --------       ---------
Balances -- January 31,
 1999.........................  25,345,963     17,572,796                                                  (925,000)
Warrants issued for cash......          --             50


                                               STOCKHOLDERS'
                                ACCUMULATED       EQUITY
                                  DEFICIT        (DEFICIT)
                                -----------    -------------
July 29 to July 31, 1998:
 Stock issued for cash -- $.80
   per share..................                 $     44,800
 Stock issued for conversion
   of debentures -- $.25 per
   share......................                       43,912
July 31 to October 31, 1998:
 Stock issued for cash --
   $.375 per share............                      520,000
 Stock issued for services --
   $.375 per share............                      217,500
November 11 to
 December 12, 1998:
 Stock issued for cash --
   $1.00 per share............                      500,000
 Stock issued for services --
   $.99 per share.............                      222,750
December 22, 1998 to January
 26, 1999:
 Stock issued for cash --
   $1.50 per share net of
   offering costs of
   $50,000....................                      450,000
 Stock issued for cash --
   $1.50 per share, net of
   offering costs of
   $165,000...................                    1,335,000
 Stock issued for services --
   $2.75 per share............                      315,000
 Exercise of warrants -- $.75
   per share..................                      160,000
January 15, 1999:
 Stock issued for conversion
   of debentures -- $1.00 per
   share......................                      177,443
January 25 to January 29,
 1999:
 Subscription agreement to
   purchase stock for cash at
   $5.2857 per share net of
   offering costs of
   $98,564....................                    2,676,436
 Stock issued in purchase of
   GTI -- $7.187 per share
   (Note 4)...................                    1,642,740
 Stock issued for consulting
   agreement in connection
   with purchase of
   GTI -- $7.187 per share
   (Note 4)...................                    1,042,115
 Exercise of warrants -- $1.00
   per share..................                    1,000,000
Warrants and options issued
 for services (Note 6)........                    2,970,400
Net loss......................    (4,357,088)    (4,357,088)
                                ------------   ------------
Balances -- January 31,
 1999.........................    (7,725,670)     8,922,126
Warrants issued for cash......                           50

   The accompanying notes are an integral part of the consolidated financial statements.

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

                                                                                          ACCUMULATED
                                                                                             OTHER
                                      COMMON STOCK          ADDITIONAL                   COMPREHENSIVE      STOCK
                                -------------------------     PAID-IN       UNEARNED        INCOME       SUBSCRIPTION
                                  SHARES        AMOUNT        CAPITAL     COMPENSATION      (LOSS)        RECEIVABLE
                                  ------        ------      ----------    ------------   -------------   ------------
February 23, 1999
 Stock issued for services --
   $2.937 per share...........   1,000,000   $  2,937,000
February 24, 1999
 Stock issued for cash --
   $4.50 per share............       1,000          4,500
February 24, 1999
 Exercise of warrants -- $.250
   per share..................      50,000         12,500
February 24, 1999 --
 April 26, 1999
 Exercise of warrants -- $1.00
   per share..................     806,000        806,000
March 5, 1999
 Stock issued for cash --
   $3.84 per share, net of
   offering costs of
   $275,000...................     651,041      2,225,000
March 17, 1999
 Exercise of warrants -- $5.00
   per share..................       6,300         31,500
May 4, 1999
 Stock issued for services --
   $5.00 per share............      25,000        125,000
May 19, 1999
 Stock issued for cash --
   $3.299 per share, net of
   offering costs of
   $250,000...................     757,576      2,250,000
February 1, 1999 --
 May 31, 1999
 Warrants and options issued
   for services (Note 6)......                  7,062,000
 Warrants cancelled...........                   (740,000)
 Stock issued to replace
   cancelled warrants.........     400,000
June 1999
 Adjustment to change common
   stock par value from none
   to $.001 per share.........                (32,257,303)   32,257,303
June 17, 1999
 Stock issued for services --
   $1.721 per share...........     450,000            450       774,384
July 1, 1999
 Stock issued for services --
   $2.875 per share...........      25,000             25        71,850
July 20, 1999
 Cancellation of shares issued
   for services...............    (666,700)          (667)   (1,957,431)
August 5, 1999
 Stock issued for services --
   $1.37 per share............     162,500            163       222,462


                                               STOCKHOLDERS'
                                ACCUMULATED       EQUITY
                                  DEFICIT        (DEFICIT)
                                -----------    -------------
February 23, 1999
 Stock issued for services --
   $2.937 per share...........                 $  2,937,000
February 24, 1999
 Stock issued for cash --
   $4.50 per share............                        4,500
February 24, 1999
 Exercise of warrants -- $.250
   per share..................                       12,500
February 24, 1999 --
 April 26, 1999
 Exercise of warrants -- $1.00
   per share..................                      806,000
March 5, 1999
 Stock issued for cash --
   $3.84 per share, net of
   offering costs of
   $275,000...................                    2,225,000
March 17, 1999
 Exercise of warrants -- $5.00
   per share..................                       31,500
May 4, 1999
 Stock issued for services --
   $5.00 per share............                      125,000
May 19, 1999
 Stock issued for cash --
   $3.299 per share, net of
   offering costs of
   $250,000...................                    2,250,000
February 1, 1999 --
 May 31, 1999
 Warrants and options issued
   for services (Note 6)......                    7,062,000
 Warrants cancelled...........                     (740,000)
 Stock issued to replace
   cancelled warrants.........
June 1999
 Adjustment to change common
   stock par value from none
   to $.001 per share.........
June 17, 1999
 Stock issued for services --
   $1.721 per share...........                      774,834
July 1, 1999
 Stock issued for services --
   $2.875 per share...........                       71,875
July 20, 1999
 Cancellation of shares issued
   for services...............                   (1,958,098)
August 5, 1999
 Stock issued for services --
   $1.37 per share............                      222,625

   The accompanying notes are an integral part of the consolidated financial statements.

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

                                                                                          ACCUMULATED
                                                                                             OTHER
                                      COMMON STOCK          ADDITIONAL                   COMPREHENSIVE      STOCK
                                -------------------------     PAID-IN       UNEARNED        INCOME       SUBSCRIPTION
                                  SHARES        AMOUNT        CAPITAL     COMPENSATION      (LOSS)        RECEIVABLE
                                  ------        ------      ----------    ------------   -------------   ------------
August 9, 1999
 Stock issued for services --
   $1.69 per share............      15,000   $         15        25,335
August 23, 1999
 Stock issued for services --
   $1.8125 per share..........   1,500,000          1,500     2,717,250
September 9, 1999
 Stock issued for services --
   $2.37 per share............      10,000             10        23,690
November 1, 1999 -- December
 29, 1999
 Stock issued for cash --
   $1.00 per share, net of
   offering costs of
   $145,000...................   2,505,000          2,505     2,357,495
 Warrants issued for cash.....                                2,900,000
 Redemption of warrants (Note
   7).........................                               (1,450,000)
November 23, 1999
 Stock issued for services --
   $2.00 per share............     250,000            250       499,750
December 30, 1999
 Stock issued in purchase of
   Softdisk -- $1.896 per
   share (Note 4).............     245,359            245       464,955
December 30, 1999
 Exercise of warrants -- $1.00
   per share..................     568,000            568       567,432
January 13, 1999
 Stock issued for services --
   $1.75 per share............      10,000             10        17,490
January 20, 1999
 Stock issued for services --
   $1.843 per share...........      20,000             20        36,829
Issuance of missing stock
 certificates.................       5,364              5            (5)
June 1 1999 --
 January 31, 2000
 Warrants and Options issued
   for services (Note 6)......                                5,420,680
Net loss......................
Cumulative translation
 adjustment...................                                                             $ (3,738)
                                ----------   ------------   -----------     --------       --------       ---------
Balances -- January 31,
 2000.........................  34,142,403   $     34,142   $44,949,469     $     --       $ (3,738)      $(925,000)
                                ==========   ============   ===========     ========       ========       =========


                                               STOCKHOLDERS'
                                ACCUMULATED       EQUITY
                                  DEFICIT        (DEFICIT)
                                -----------    -------------
August 9, 1999
 Stock issued for services --
   $1.69 per share............                 $     25,350
August 23, 1999
 Stock issued for services --
   $1.8125 per share..........                    2,718,750
September 9, 1999
 Stock issued for services --
   $2.37 per share............                       23,700
November 1, 1999 -- December
 29, 1999
 Stock issued for cash --
   $1.00 per share, net of
   offering costs of
   $145,000...................                    2,360,000
 Warrants issued for cash.....                    2,900,000
 Redemption of warrants (Note
   7).........................                   (1,450,000)
November 23, 1999
 Stock issued for services --
   $2.00 per share............                      500,000
December 30, 1999
 Stock issued in purchase of
   Softdisk -- $1.896 per
   share (Note 4).............                      465,200
December 30, 1999
 Exercise of warrants -- $1.00
   per share..................                      568,000
January 13, 1999
 Stock issued for services --
   $1.75 per share............                       17,500
January 20, 1999
 Stock issued for services --
   $1.843 per share...........                       36,849
Issuance of missing stock
 certificates.................
June 1 1999 --
 January 31, 2000
 Warrants and Options issued
   for services (Note 6)......                    5,420,680
Net loss......................  $(28,166,026)   (28,166,026)
Cumulative translation
 adjustment...................                       (3,738)
                                ------------   ------------
Balances -- January 31,
 2000.........................  $(35,891,696)  $  8,163,177
                                ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

                                                                   YEAR ENDED JANUARY 31,
                                                         ------------------------------------------
                                                             2000           1999           1998
                                                             ----           ----           ----
Operating activities:
  Net loss...........................................    $(28,166,026)   $(4,357,088)   $(2,539,161)
  Adjustments to reconcile net loss to net cash used
     by operating activities:
     Stock-based compensation and interest expense...      17,143,204      1,322,360        134,468
     Depreciation....................................         307,292         25,155         19,649
     Amortization....................................         966,906          3,202
     Provision for losses on accounts receivable.....         292,528        157,780
     Provision for inventory obsolescence............          48,853
     Loss on disposal of equipment...................                                        10,054
     Write-off of Virtual Technology (UK) Limited
       assets........................................                                       925,000
     Changes in operating assets and liabilities:
       Customer and credit card receivables..........      (4,898,037)    (1,297,634)        11,092
       Inventories...................................       2,205,571         21,736         (8,287)
       Other current assets..........................        (124,103)      (164,519)         2,756
       Deposits......................................           3,939         (9,631)
       Accounts payable..............................       5,124,029       (102,436)       223,823
       Accrued expenses and other current
          liabilities................................       1,120,736        821,779        433,744
                                                         ------------    -----------    -----------
     Net cash used by operating activities...........      (5,975,108)    (3,579,296)      (786,862)
                                                         ============    ===========    ===========
Investing activities:
  Purchases of furniture and equipment...............        (843,548)      (230,706)       (19,061)
  Acquisition of businesses, net of cash acquired....      (3,480,352)      (950,147)
  Marketable securities..............................        (185,015)                         (122)
                                                         ------------    -----------    -----------
     Net cash used in investing activities...........      (4,508,915)    (1,180,853)       (19,183)
                                                         ------------    -----------    -----------
Financing activities:
  Line of credit borrowings..........................      68,085,917
  Line of credit payments............................     (61,202,102)
  Borrowing under notes payable......................         552,091
  Proceeds from convertible debentures...............                                       237,000
  Loans from related parties.........................        (186,543)        75,000        341,543
  Payments on notes payable and convertible
     debentures......................................      (6,883,057)       (50,284)       (37,965)
  Loan fees..........................................        (244,853)       (50,250)
  Payments on capital lease obligations..............           4,575         (4,524)        (1,121)
  Proceeds from issuance of common stock.............       7,505,050      5,127,551        243,251
  Offering costs incurred for common stock
     issuance........................................        (670,000)      (215,000)
  Collection of subscription receivable..............       2,676,436
  Proceeds from options and warrants exercised.......       1,422,500
                                                         ------------    -----------    -----------
     Net cash provided in financing activities.......      11,060,014      4,882,493        782,708
                                                         ------------    -----------    -----------
Effect of foreign currency on cash...................          (3,738)
                                                         ------------    -----------    -----------
Net increase (decrease) in cash......................         572,253        122,344        (23,337)
Cash:
  Beginning of year..................................         125,993          3,649         26,986
                                                         ------------    -----------    -----------
  End of year........................................    $    698,246    $   125,993    $     3,649
                                                         ============    ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     Virtual Technology Corporation ("VTC" or the "Company") is an e-commerce provider of high performance computer hardware, software and peripheral products to sophisticated computer users. Through its distribution, catalog and web-based business, the Company sells computer and peripheral equipment to wholesale and retail outlets throughout the United States and Canada.

2. BASIS OF PRESENTATION

     The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company incurred a net loss of $28,166,026 and negative cash flows from operations of $5,975,108 during the fiscal year ended January 31, 2000. At January 31, 2000, the Company had an accumulated deficit of $35,891,696, a working capital deficit of $6,190,662 and was in violation of a covenant contained in its line of credit facility (see Note 7).

     The Company's ability to continue as a going concern will be dependent upon, among other things, management's ability to:

     - reduce operating costs and/or increase revenues and operating margins, in order to improve operating cash flows;

     - obtain additional debt and/or equity financing; and

     - obtain waivers or renegotiate the terms of its existing line of credit.

     The Company's management has developed an operating and financing plan to reduce its operating costs, focus resources on the profitable elements of its distribution business, renegotiate terms of its line of credit agreement, and obtain additional debt and/or equity financing.

     Management believes that the successful execution of its operating and financing plan will allow the Company to fund operations and to service its debts. However, there can be no assurance that the Company will be successful in improving its operating cash flows or renegotiating terms of its line of credit, or that additional debt or equity financing will be available to the Company or that it will be available on terms desirable to management. Accordingly, there can be no assurance that the Company will continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GTI Acquisition Corporation ("GTI"), T2 Acquisition Corporation ("T2"), and Virtual Technology (UK) Limited ("VTL"). GTI acquired the assets of Herold Marketing Associates, Inc. ("HMA") on January 28, 1999, and is included in the consolidated statements of operations and cash flows from January 29, 1999 (three days in fiscal 1999) through January 31, 2000. T2 Acquisition Corporation acquired certain assets and assumed certain liabilities of Tech Squared, Inc. effective November 30, 1999 and is included in the consolidated statements of operations and cash flows from November 30, 1999 through January 31, 2000. VTL is a wholly owned subsidiary operating in the United Kingdom. In fiscal 1998, the Company wrote off $925,000 of intangible assets and advances due to the termination of the VTL operations. VTL was dormant throughout fiscal 1999 and limited operations were started again in fiscal 2000.

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

     USE OF ESTIMATES

     The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     REVENUE RECOGNITION

     The Company recognizes revenue upon the shipment of the product. A provision for estimated returns is recorded as a reduction of net sales at the time of sale.

     MARKETABLE SECURITIES

     Marketable securities as of January 31, 2000 consist of U.S.
government-backed obligations with a carrying value of $25,015 and common stock of a private company with a carrying value of $160,000. Marketable securities are classified as short-term or long-term in the balance sheet based upon their maturity date and expectations regarding sales.

     At January 31, 2000, all marketable securities are classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. The fair values are determined using quoted market prices, if available. The carrying amounts of securities for purposes of computing unrealized gains and losses are determined by specific identification. The cost of the U.S. government-backed securities approximates fair value. The carrying amount of the Company's common stock investment equals cost, as no market value is readily available.

     CAPITALIZED SOFTWARE

     In accordance with Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Development or Obtained for Internal Use," it is the Company's policy to capitalize the cost of its internal use software. Capitalized software consists of purchased software, outsourcing costs and internal staff costs incurred to develop software, including the Company's web sites. The Company's policy is to amortize these costs over three years. Software development costs not capitalizable pursuant to SOP 98-1, which totaled $438,399, $107,835 and $13,440 in 2000, 1999 and 1998, respectively, are included in general and administrative expenses.

     INVENTORIES

     Inventories consist of finished goods and are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence and other factors in evaluating net realizable value.

     FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Gains or losses on dispositions are included in current operations.

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

     FINANCIAL INSTRUMENTS

     The carrying values of cash, receivables, notes payable and accounts payable approximate their fair values principally because of their short-term nature. The carrying value of long-term debt does not differ significantly from its fair value. It is not practicable to determine the fair value of loans from related parties as the relationship influences the terms, and similar instruments are not generally available.

     ADVERTISING COSTS

     Advertising costs, excluding direct response catalog advertising, are expensed when incurred and totaled approximately $4,460,226, $1,530,900 and $222,600 for the periods ended January 31, 2000, 1999 and 1998, respectively. Advertising costs related to direct response catalog advertising are deferred and charged to expense over the period during which the related sales are expected to occur. The Company uses an accelerated amortization schedule for its deferred catalog costs whereby approximately 90% of the costs are amortized in the first four months following the release of the catalog and fully amortized by the sixth month. Direct response catalog advertising expense was $16,574 for the year ended January 31, 2000.

     INTANGIBLE ASSETS

     Intangible assets are being amortized on a straight-line basis over their estimated lives, which range from 3 to 20 years. There was no accumulated amortization on any intangible assets at January 31, 1999.

     NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period. The Company's common equivalent shares are those that result from dilutive common stock options, warrants, and convertible debt. The calculation of diluted net loss per common share for 2000, 1999 and 1998 excludes 14,317,502, 6,342,152 and 3,085,841 equivalent shares, respectively, because their effect would be antidilutive.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for employee stock and options under the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and provides the pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Compensation for common stock, options and warrants issued in exchange for investment banking, strategic planning, legal and other services are measured in accordance with EITF Issue No. 98-16, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

     VALUATION OF LONG-LIVED ASSETS

     The Company periodically, at least quarterly, analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows.

     INCOME TAXES

     The Company calculates income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES reporting amounts using enacted tax rates for the years in which these items are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is tax payable and the change during the period in deferred tax assets and liabilities.

     OTHER RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, the Company must recognize all derivatives as assets and liabilities and measure them at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of FAS 133 to have a significant impact on its financial position, results of operations or cash flows.

     In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the views expressed in SAB 101, as amended by SAB 101A, is required no later than the Company's second quarter of fiscal year 2001. Although it has not made a definite determination of its impact, the Company does not expect the adoption of SAB 101 to have a materially adverse effect on its financial position, operating income (loss) or cash flows.

     In April 2000, The FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." FIN 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company does not expect the adoption of FAS 133 to have a significant impact on its financial position, results of operations or cash flows.

4. ACQUISITIONS

     On December 17, 1999, the Company, through its wholly-owned subsidiary, T2 Acquisition Corporation, completed its acquisition with an effective date of November 30, 1999, of substantially all of the operating assets of Tech Squared Inc. ("Tech") for approximately $3,200,000 in cash and the assumption of certain liabilities. The acquisition was accounted for using the purchase method of accounting.

     Tech sells microcomputer hardware and software products. Tech's target markets are (i) desktop publishing, graphic arts and pre-press industries, (ii) computer dealers and value-added resellers, and (iii) developers of internal corporate intranet and external Internet sites and managers of local area networks and wide area networks.

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

     The table below is a summary of the purchase price and calculation of amounts allocated to intangible assets:

Cash........................................................    $3,252,536
Liabilities assumed.........................................     3,048,568
Acquisition costs...........................................       200,000
                                                                ----------
       Total purchase price.................................     6,501,104
Estimated fair value of tangible assets acquired............     5,301,104
                                                                ----------
Purchase price in excess of the estimated fair value of
  assets acquired...........................................    $1,200,000
                                                                ==========

     The Company has allocated the excess purchase price to intangible assets as follows:

                                                                        AMORTIZATION
                     DESCRIPTION                           AMOUNT      PERIOD (YEARS)
                     -----------                           ------      --------------
Customer list........................................    $  690,000          5
Assembled workforce..................................       225,000          4
Domain names.........................................       130,000          5
Trade names..........................................       155,000          7
                                                         ----------
                                                         $1,200,000
                                                         ==========

     On December 30, 1999, the Company completed its acquisition of certain assets of Softdisk, Inc., including the Internet web site domain name and trademark for downloadstore.com for $752,220, which included cash, 245,359 shares of the Company's common stock and a promissory note. The acquisition was accounted for using the purchase method of accounting.

     Downloadstore.com is an Internet retail web site in the business of selling downloadable software and licenses to end user consumers and businesses.

     The table below is a summary of the purchase price and calculation of amounts allocated to intangible assets:

Cash........................................................    $150,000
Common stock................................................     465,200
Promissory note due seller..................................     104,215
Acquisition costs...........................................      32,805
                                                                --------
     Total purchase price...................................     752,220
Estimated fair value of tangible assets acquired............     325,000
                                                                --------
Purchase price in excess of the estimated fair value of
  assets acquired...........................................    $427,220
                                                                ========

     The Company has allocated the excess purchase price to intangible assets as follows:

                                                                       AMORTIZATION
                     DESCRIPTION                           AMOUNT     PERIOD (YEARS)
                     -----------                           ------     --------------
Customer list.........................................    $394,415          4
Goodwill..............................................      32,805          5
                                                          --------
                                                          $427,220
                                                          ========

     On January 28, 1999, the Company, through its wholly-owned subsidiary, GTI Acquisition Corporation ("GTI"), completed its acquisition of substantially all of the operating assets of Herold Marketing Associates, Inc., dba Graphics Technology, Inc. for approximately $17,100,000, which included

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES cash, 373,571 shares of the Company's common stock and notes and the assumption of certain liabilities. The acquisition was accounted for using the purchase method of accounting.

     GTI is a distributor of computer peripheral equipment to wholesale and retail outlets throughout the United States and Canada. GTI specializes in high performance computer equipment, computer integrated systems design and the assembly and sale of complete computer systems. GTI purchases products directly from more than 40 manufacturers of computer-related products, and maintains a stock inventory of approximately 1,600 products.

     The table below is a summary of the purchase price and calculation of the preliminary amounts allocated to intangible assets:

Cash........................................................    $1,200,000
Notes payable, net of discount of $111,400..................     7,188,600
Common stock................................................     2,684,855
Liabilities assumed.........................................     6,049,636
                                                                ----------
       Total purchase price.................................    17,123,091
Estimated fair value of tangible assets acquired
  (approximates recorded book value)........................     7,235,681
                                                                ----------
Purchase price in excess of the estimated fair value of
  assets acquired...........................................    $9,887,410
                                                                ==========

     The Company initially allocated the excess purchase price to intangible assets as follows:

                                                                        AMORTIZATION
                     DESCRIPTION                           AMOUNT      PERIOD (YEARS)
                     -----------                           ------      --------------
Covenant not to compete..............................    $  500,000           3
Consulting agreement.................................     1,042,115           3
Goodwill.............................................     8,345,295          20
                                                         ----------
                                                         $9,887,410
                                                         ==========

     In fiscal 2000, the Company settled certain contingencies and more accurately determined the values of certain tangible assets and liabilities assumed related to the GTI acquisition. As a result, goodwill was reduced by $403,539 to $7,941,756.

     The following unaudited pro forma financial information gives effect to the Tech, Softdisk, and Graphics acquisitions as if they had occurred at the beginning of each of the years ended January 31, 2000 and 1999. The pro forma results were prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would result had the acquisitions occurred on the date indicated, or which may result in the future.

                                                         YEAR ENDED JANUARY 31,
                                                      ----------------------------
                                                          2000            1999
                                                          ----            ----
                                                              (UNAUDITED)
Net sales.........................................    $118,960,522    $108,334,478
Net loss..........................................     (32,842,423)     (6,321,555)
Net loss per common share -- basic and diluted....           (1.05)          (0.33)
Weighted average common shares
  outstanding -- basic and diluted................      31,191,922      19,449,774

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

5. SELECTED BALANCE SHEET INFORMATION

     The following provides additional balance sheet information:

                                                                JANUARY 31,
                                                         -------------------------
                                                            2000           1999
                                                            ----           ----
Other current assets:
  Prepaid consulting and service agreements..........    $ 1,934,173    $2,546,630
  Credit card company holdbacks......................        470,069       174,000
  Prepaid expenses and other.........................        116,706        41,040
  Prepaid catalog....................................         82,777
                                                         -----------    ----------
                                                         $ 2,603,725    $2,761,670
                                                         ===========    ==========
Furniture and equipment:
  Office furniture and equipment.....................    $   344,161    $  291,674
  Computer equipment and purchased software..........      1,325,185        24,100
                                                         -----------    ----------
                                                           1,669,346       315,774
  Less accumulated depreciation......................       (342,703)      (35,410)
                                                         -----------    ----------
                                                         $ 1,326,643    $  280,364
                                                         ===========    ==========
Capitalized software development costs...............    $   362,678    $  104,500
Less accumulated amortization........................        (39,645)       (3,202)
                                                         -----------    ----------
                                                         $   323,033    $  101,298
                                                         ===========    ==========

     Amortization expense resulting from amortization of capitalized software development costs was $36,443, $3,202 and $-0- during 2000, 1999 and 1998, respectively.

                                                                JANUARY 31,
                                                         -------------------------
                                                            2000           1999
                                                            ----           ----
Intangible assets:
  Goodwill...........................................    $ 7,974,560    $8,345,295
  Covenant not to compete............................        500,000       500,000
  Consulting agreement...............................      1,042,115     1,042,115
  Customer lists.....................................      1,084,415
  Assembled workforce................................        225,000
  Domain names.......................................        130,000
  Trade names........................................        155,000
                                                         -----------    ----------
                                                          11,111,090     9,887,410
  Less accumulated amortization......................       (930,463)
                                                         -----------    ----------
                                                         $10,180,627    $9,887,410
                                                         ===========    ==========

                                                                JANUARY 31,
                                                         -------------------------
                                                            2000           1999
                                                            ----           ----
Other assets:
  Prepaid investor relation services.................    $    74,000    $  103,600
  Loan fees..........................................      2,482,021        50,250
  Deposits...........................................         18,034        21,973
                                                         -----------    ----------
                                                         $ 2,574,055    $  175,823
                                                         ===========    ==========

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

6. PREPAID CONSULTING AND SERVICE AGREEMENTS

     The Company enters into consulting and service agreements whereby the Company receives, generally over a period of one year or less as specified in the agreements, investment banking, legal and other services. As consideration for these agreements, the Company paid cash, issued common stock and/or issued warrants to purchase common stock, or a combination thereof. In fiscal 2000, the Company accounted for such agreements pursuant to the requirements of Emerging Issues Task Force Issue No. 96-18 and Statement of Financial Standards No. 123.

     As of January 31, 2000, the Company has $1,934,173 included in prepaid and other current assets and $1,190,093 included in other assets which will be charged to operating and interest expense, respectively, during fiscal year 2001 as the underlying services are provided or over the term of the Company's line of credit agreement. Total expenses related to these agreements were $10,263,401 and $1,322,360 in fiscal years 2000 and 1999, respectively.

7. NOTES AND LINE OF CREDIT PAYABLE

     Notes and line of credit payable consist of the following:

                                                               JANUARY 31,
                                                        --------------------------
                                                           2000           1999
                                                           ----           ----
Line of credit, Coast Business Credit...............    $ 6,883,816
Note payable, Coast Business Credit.................        375,000
Note payable to HMA, interest imputed at 9.75%,
  balance due in fiscal 2001........................        276,673    $ 7,188,600
Notes payable to former stockholder of VTL with
  interest at 8%....................................                        93,129
Notes payable to related parties with interest at
  10%, due December 2000 and March 2001, repaid in
  April 2000........................................         30,000        416,543
Note payable to related party, repaid in February
  2000..............................................        200,000
Softdisk note, discounted at 9.75%, due in monthly
  payments of $9,150 through December 2000..........         95,911
Other notes payable.................................         26,507         13,944
                                                        -----------    -----------
                                                          7,887,907      7,712,216
Less current portion................................     (7,887,907)    (7,340,673)
                                                        -----------    -----------
                                                        $        --    $   371,543
                                                        ===========    ===========

     In February 1999, the Company entered into a three-year credit agreement (the "Coast Agreement") with Coast Business Credit, a division of Southern Pacific Bank ("Coast"), to provide line of credit financing of up to $10,000,000, based upon eligible levels of receivables and inventories. The loan bears interest at the prime rate (8.5% at January 31, 2000) plus 1.5% and, as amended, expires March 31, 2003. In connection with setting up the Coast Agreement, the Company incurred certain fees and expenses that it paid for with a combination of cash and warrants to purchase the Company's common stock. The loan fees are being amortized over the term of the Coast Agreement and charged to interest expense. The total loan fees of $3,332,278 included three-year warrants to purchase 500,000 shares of common stock at $6.29 per share. Approximately $1,110,800 of the loan fee was amortized to interest expense during the year ended January 31, 2000. As part of the Coast Agreement, the Company may also borrow up to an additional $250,000 for capital expenditures at the bank's reference rate plus 2.0%. In addition, the Company may borrow up to $500,000 at the bank's reference rate plus 2%, with principal borrowings payable in 24 equal monthly installments. As of January 31, 2000, the Company had borrowed $375,000 of

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES the $500,000 available. Borrowings under the Coast Agreement are collateralized by all of the assets of the Company. The Coast Agreement requires the Company to maintain a minimum level of tangible net worth and contains a covenant which allows Coast to declare an event of default in the event there is a material adverse change in the Company's financial position or results of operations ("material adverse effect"), as defined. As of January 31, 2000, the Company had $6,883,816 of borrowings under the line of credit. At January 31, 2000, the Company was in violation of the tangible net worth covenant contained in the Coast Agreement. Because of the covenant violation, Coast has the right to declare the Company in default and to require repayment of all borrowings under the Coast Agreement. Accordingly, all Coast borrowings have been classified as a current liability.

     The Company was in violation of the tangible net worth covenant, contained in the Coast Agreement, as of September 30, 1999 and October 31, 1999. In December 1999, Coast and the Company amended the Coast Agreement ("the Amended Agreement") to permanently waive these covenant violations in exchange for a five-year warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $2.04 per share. The value of the warrants, $59,500, has been included in fiscal year 2000 interest expense. The Amended Agreement also provides that in the event that the Company terminates the agreement prior to March 31, 2003, the Company will continue to pay Coast, as a termination fee, the minimum monthly interest that Coast would otherwise have received under the agreement. The Company currently estimates this termination fee would be approximately $33,000 per month. In addition, the Amended Agreement provided for additional borrowings of $2,100,000 to partially fund the Tech Squared acquisition and added the Tech Squared assets as additional collateral for borrowings under the Amended Agreement.

     As a condition of its $2,100,000 loan, Coast required that the Company obtain a minimum of $2,000,000 of additional equity funds, and issue to Coast an additional five-year warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $2.04 per share, subject to certain adjustments. The $238,000 value of the warrants has been recorded as prepaid loan fees, and is being amortized over the term of the Amended Agreement. The Company satisfied Coast's additional equity requirement in December 1999 upon receipt of $1,423,000 from the sale of 1,423,000 shares of common stock and $1,450,000 from the sale of five-year warrants to purchase 5,800,000 shares of common stock for $0.50 per share. The warrant holders had the right to demand redemption of one-half of these warrants for $0.50 per warrant. Upon the warrant holders' demand in December 1999 and January 2000, the Company redeemed all of the 2,900,000 redeemable warrants for $1,450,000 in cash. The fair value of the remaining 2,900,000 warrants of $4,777,000 was charged to interest expense in fiscal year 2000. If the Company does not register the shares underlying these warrants with the Securities and Exchange Commission by May 31, 2000, the Company is required to issue these warrant holders additional warrants to purchase an aggregate of 2,900,000 shares of common stock for $0.50 per share.

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

8. LEASE COMMITMENTS

     OPERATING LEASES

     The Company leases office facilities and certain office equipment under operating lease agreements which expire at various dates through February 2007. The Company may elect to extend its headquarter facility lease for an additional five years, beginning March 2007. The lease requires the Company to pay insurance, property taxes and other operating expenses related to the leased facility. Total rent expense was $295,082, $58,400 and $31,300 for the years ended January 31, 2000, 1999 and 1998.

     CAPITAL LEASES

     The Company has entered into capital lease agreements for certain office equipment. These agreements, which expire at various dates through October 2004, require monthly lease payments, including interest at annual rates from 10.8% to 16.5%. Cost of equipment in the accompanying balance sheets includes the following amounts under capital leases as of January 31:

                                                                2000       1999
                                                                ----       ----
Cost.......................................................    $82,091    $66,260
Less accumulated amortization..............................    (22,768)    (8,724)
                                                               -------    -------
                                                               $59,323    $57,536
                                                               =======    =======

     Future minimum lease payments under capital and operating leases are as follows as of January 31, 2000:

                                                            CAPITAL     OPERATING
                                                            -------     ---------
2001....................................................    $ 22,806    $  420,434
2002....................................................      22,273       422,994
2003....................................................      22,273       411,209
2004....................................................      14,704       333,960
2005....................................................       3,079       342,611
Thereafter..............................................                   741,207
                                                            --------    ----------
                                                              85,135    $2,672,415
                                                                        ==========
Less amount representing interest.......................     (20,665)
                                                            --------
Present value of minimum lease payments.................      64,470
Less current portion....................................     (13,951)
                                                            --------
                                                            $ 50,519
                                                            ========

9. STOCKHOLDERS' EQUITY

     In June 1999, the stockholders of the Company approved an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of capital stock from 55,000,000 to 100,000,000 shares, to eliminate the distinction between authorized common stock and authorized Preferred Stock, and to change the par value from no par value to $.001 per share. As a result of this action, effective June 1999, $32,257,303 was reclassified from common stock to additional paid in capital.

     During fiscal 2000, the Company issued 5,364 common shares to a shareholder of a predecessor company who had not previously contacted the Company to present such shares for exchange.

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS

     The Company maintains a stock option plan (the Plan) pursuant to which a maximum of the greater of 4,000,000 shares or 15% of the total outstanding shares of common stock are reserved for issuance. These options can be either incentive stock options or nonqualified options as designated by the Board of Directors at the time of grant. Incentive stock options may be granted to employees, including officers, at exercise prices determined at the discretion of the Board of Directors. Nonqualified stock options may be granted to directors, officers, employees and other eligible recipients at exercise prices determined at the discretion of the Board of Directors.

     The vesting and expiration terms of stock options granted under the Plan are determined by the Board of Directors at the time of grant, but in no event are options exercisable more than ten years after the date of grant. A summary of selected information regarding the stock option activity under the Plan is as follows:

                                                                     WEIGHTED AVERAGE
                                                                      EXERCISE PRICE
                                                         OPTIONS        PER OPTION
                                                         -------     ----------------
Balance at January 31, 1998
  Granted...........................................    1,500,000         $1.46
                                                        ---------         -----
Balance at January 31, 1999.........................    1,500,000         $1.46
  Granted...........................................    1,868,000         $3.24
  Cancelled.........................................      (15,000)        $4.75
                                                        ---------         -----
Balance at January 31, 2000.........................    3,353,000         $2.46
                                                        ---------         -----

     At January 31, 2000, 1,768,360 options were available for grant under the Plan.

     The weighted average fair value of options granted under the Plan at the date of grant was $3.13 and $0.93 during fiscal 2000 and 1999, respectively. All of these options had exercise prices equal to or greater than the fair value of common stock on the date of grant.

     OTHER OPTION GRANTS

     The Company's Board of Directors, at their discretion, may grant stock options that are not part of the Plan. The vesting and expiration terms of stock options granted outside of the Plan are determined by the Board of Directors at the time of grant. A summary of selected information regarding the stock option activity not granted under the Plan during each of the three years in the period ended January 31, 2000, is as follows:

                                                                     WEIGHTED AVERAGE
                                                                      EXERCISE PRICE
                                                         OPTIONS        PER OPTION
                                                         -------     ----------------
Balance at January 31, 1997.........................      520,000         $1.67
  Granted...........................................      298,000         $1.00
                                                        ---------         -----
Balance at January 31, 1998.........................      818,000         $1.43
  Granted...........................................      190,000         $0.65
  Cancelled.........................................     (350,000)        $2.00
                                                        ---------         -----
Balance at January 31, 1999.........................      658,000         $0.90
  Granted...........................................      831,950         $1.28
                                                        ---------         -----
Balance at January 31, 2000.........................    1,489,950         $1.11
                                                        ---------         -----

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

     The weighted average fair value of options granted outside of the Plan during fiscal 2000, 1999 and 1998 were $1.12, $0.08 and $0.90, respectively.

     The following table summarizes information about all stock options outstanding and exercisable at January 31, 2000.

                                                OUTSTANDING                                    EXERCISABLE
                              ------------------------------------------------         ----------------------------
                                                        WEIGHTED AVERAGE
                                                  ----------------------------                             WEIGHTED
                                                   REMAINING                                               AVERAGE
      RANGE OF                  NUMBER            CONTRACTUAL         EXERCISE           NUMBER            EXERCISE
   EXERCISE PRICES            OUTSTANDING         LIFE-YEARS           PRICE           EXERCISABLE          PRICE
   ---------------            -----------         -----------         --------         -----------         --------
    $0.05 - $0.25                356,950              .86              $0.10              356,950           $0.10
    $1.00 - $1.94              3,040,000             7.60              $1.29            1,708,000           $1.04
    $2.22 - $3.50                281,000             8.62              $2.39              252,200           $2.41
    $3.75 - $4.75              1,165,000             9.21              $4.53              421,250           $4.45

     WARRANTS

     As of January 31, 2000, the Company had outstanding and exercisable warrants to purchase 9,474,552 shares of the Company's common stock at prices ranging from $0.50 to $9.00 per share. The warrants expire at various dates through December of 2004. The following table summarizes information about all common stock warrants outstanding and exercisable at January 31, 2000:

                                                OUTSTANDING                                    EXERCISABLE
                              ------------------------------------------------         ----------------------------
                                                        WEIGHTED AVERAGE
                                                  ----------------------------                             WEIGHTED
                                                   REMAINING                                               AVERAGE
      RANGE OF                  NUMBER            CONTRACTUAL         EXERCISE           NUMBER            EXERCISE
   EXERCISE PRICES            OUTSTANDING         LIFE-YEARS           PRICE           EXERCISABLE          PRICE
   ---------------            -----------         -----------         --------         -----------         --------
    $0.50 - $1.68              7,999,552             3.62              $0.81            7,999,552           $0.81
    $2.00 - $3.00                775,000             3.07              $2.17              775,000           $2.17
    $6.29 - $9.00                700,000             1.82              $7.06              700,000           $7.06

     As permitted by SFAS 123, "Accounting for Stock-Based Compensation", the Company elected to follow Accounting Principles Board opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," to measure compensation cost for stock options and warrants issued to employees. Under APB 25, if the exercise price of the Company's stock options and or warrants equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and was determined as if the Company had accounted for its stock options and warrants granted to employees based upon their fair values. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                             PERIOD ENDED JANUARY 31,
                                               -----------------------------------------------------
                                                   2000                1999                1998
                                                   ----                ----                ----
Dividend yield.............................         0%                  0%                  0%
Volatility factor..........................     99% - 253%          240% - 307%             0%
Risk-free interest rates...................    5.53% - 6.24%       4.46% - 5.62%       5.48% - 5.66%
Expected lives -- years....................      0.8 - 8.0           1.6 - 8.0           1.1 - 4.8

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the option's vesting period. The pro forma information is as follows:

                                                                  PERIOD ENDED JANUARY 31,
                                                         ------------------------------------------
                                                             2000           1999           1998
                                                             ----           ----           ----
Net Loss:
  As reported........................................    $(28,166,026)   $(4,357,088)   $(2,539,161)
  Pro forma..........................................     (30,952,980)    (4,765,848)    (2,781,841)
Net loss per common share -- basic and diluted:
  As reported........................................           (0.95)         (0.26)         (0.36)
  Pro forma..........................................           (1.04)         (0.28)         (0.39)

11. INCOME TAXES

     The Company provides for income taxes based on income reported for financial reporting purposes. Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. Net deferred tax assets have been offset by a valuation allowance because management has concluded, based upon the Company's history of net operating losses, that realization is not presently likely. No income taxes are currently payable due to the Company's net operating losses.

     The significant components of deferred income tax assets and liabilities, all of which are long-term, are as follows:

                                                           JANUARY 31,
                        ---------------------------------------------------------------------------------
                                          2000                                      1999
                        -----------------------------------------   -------------------------------------
                           TOTAL         FEDERAL         STATE         TOTAL        FEDERAL       STATE
                           -----         -------         -----         -----        -------       -----
Deferred tax assets:
  Net operating loss
     carryforwards...   $ 13,652,700   $ 10,337,900   $ 3,314,800   $ 2,485,000   $ 1,929,000   $ 556,000
  Write-off of VTL...        457,600        355,200       102,400       457,600       355,200     102,400
                        ------------   ------------   -----------   -----------   -----------   ---------
                          14,110,300     10,693,100     3,417,200     2,942,600     2,284,200     658,400
Valuation
  allowance..........    (14,110,300)   (10,693,100)   (3,417,200)   (2,718,800)   (2,060,400)   (658,400)
                        ------------   ------------   -----------   -----------   -----------   ---------
                                                                        223,800       223,800
Deferred tax
  liabilities:
  Other..............                                                   223,800       223,800
                        ------------   ------------   -----------   -----------   -----------   ---------
Net..................   $         --   $         --   $        --   $        --   $        --   $      --
                        ============   ============   ===========   ===========   ===========   =========

     Approximately $437,000, $949,000, $4,165,000, and $25,845,000 of the net
operating losses expire in 2012, 2013, 2019 and 2020 respectively.

     Certain changes in ownership resulting from the sales of common stock and the issuance of common stock options and warrants will limit the future annual realization of the tax net operating loss carry forwards to a specified percentage under Section 382 of the Internal Revenue Code.

12. COMMITMENTS AND CONTINGENCIES

     The Company has an agreement with a consultant. Under the terms of the agreement, if certain performance measures are met the consultant is entitled to a bonus consisting of warrants to purchase 100,000 shares of the Company's common stock for three years at an exercise price of $1.00 per share. No

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES compensation has been recorded related to the bonus because management does not consider it probable that the performance measures will be met.

     In October 1999, the Company entered into a three-year E-Commerce Agreement with Lycos, Inc. for comprehensive Internet marketing activities, including co-branding of a Company web site on the Lycos network. Under the agreement, the Company has paid Lycos $1,125,000 and is obligated to pay an additional $5,875,000 in fiscal 2001, $5,000,000 in fiscal 2002 and $2,500,000 in fiscal
2003. Although the Company has included all amounts due through January 31, 2000 in the fiscal 2000 financial statements, the Company believes that Lycos has breached the underlying contract and has suspended payments on the agreement and is currently negotiating with Lycos to amend or terminate the agreement.

     In March 1999, the Company entered into a nine-month agreement with Cnet, Inc. to provide advertising and lead generating services through links to the Company's web site. Under the agreement, the Company agreed to pay a base monthly fee plus additional fees based upon traffic at the Company's web site. Although the Company has included all amounts due through the end of the contract in its fiscal 2000 financial statements, the Company suspended payments to Cnet in October 1999 because of dissatisfaction with the services provided. In December 1999, Cnet initiated a lawsuit seeking to recover approximately $1,600,000 plus interest and costs. The Company believes it has adequately provided for any amount that may be due as a result of this action.

13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                     PERIOD ENDED JANUARY 31,
                                                                ----------------------------------
                                                                   2000          1999        1998
                                                                   ----          ----        ----
Cash paid for interest......................................    $  714,743    $   74,451    $3,835
Noncash investing and financing activities:
  Capital lease obligation incurred for equipment
     purchase...............................................        15,831        61,418
  Note payable issued for prior year accrued expenses.......                     130,000
  Note payable issued for insurance.........................        52,092        27,357
  Stock subscriptions.......................................                   3,601,436
  Stock and warrants issued for prepaid consulting and
     service agreements.....................................     3,443,625     2,650,226
  Debt converted to common stock............................                     426,355
  Stock issued for consulting agreement.....................                   1,042,115
  Note payable, Softdisk acquisition........................       104,215
  Stock issued for Softdisk acquisition.....................       465,200
  Warrants issued for loan fees.............................     3,372,500

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

14. OPERATING SEGMENTS AND RELATED INFORMATION

     Prior to January 28, 1999, the Company operated in one segment, retail sales. As a result of the acquisition of GTI and Tech Squared, the Company now operates in two segments, retail sales and distribution sales to retail and wholesale outlets.

                                                                  AS OF AND FOR THE
                                                             YEAR ENDED JANUARY 31, 2000
                                               --------------------------------------------------------
                                                 RETAIL       DISTRIBUTION    CORPORATE        TOTAL
                                                 ------       ------------    ---------        -----
Identifiable assets........................    $11,279,841    $22,355,385     $1,031,557    $34,666,783
                                               ===========    ===========     ==========    ===========
Net sales to external customers............    $17,115,510    $64,203,265                   $81,318,775
Cost of goods sold.........................     15,996,899     60,427,846                    76,424,745
                                               -----------    -----------     ----------    -----------
  Gross profit.............................    $ 1,118,611    $ 3,775,419     $       --    $ 4,894,030
                                               ===========    ===========     ==========    ===========

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Virtual Technology Corporation and Subsidiaries
Minneapolis, Minnesota

     We have audited the consolidated financial statements of Virtual Technology Corporation and Subsidiaries as of January 31, 1999, and for each of the two years in the period ended January 31, 1999, and have issued our report thereon dated April 23, 1999; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Virtual Technology Corporation and Subsidiaries, listed in Item 14 for each of the two years in the period ended January 31, 1999. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ LURIE, BESIKOF, LAPIDUS & CO., LLP

Minneapolis, Minnesota
April 23, 1999

                                                                     SCHEDULE II

                VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              COLUMN A                    COLUMN B                COLUMN C                 COLUMN D         COLUMN E
              --------                   ----------    ------------------------------    ------------      ----------
                                                                 ADDITIONS
                                                       ------------------------------
                                         BALANCE AT    CHARGED TO       CHARGED TO                         BALANCE AT
                                         BEGINNING     COSTS AND     OTHER ACCOUNTS -    DEDUCTIONS-         END OF
             DESCRIPTION                 OF PERIOD      EXPENSES         DESCRIBE          DESCRIBE          PERIOD
             -----------                 ----------    ----------    ----------------    -----------       ----------
Year Ended January 31, 1998
Deducted from asset accounts:
  Allowance for doubtful accounts....     $     --      $     --        $       --       $         --       $     --
  Allowance for returns..............     $     --      $     --        $       --       $         --       $     --
  Allowance for obsolete inventory...     $     --      $     --        $       --       $         --       $     --
Year Ended January 31, 1999
Deducted from asset accounts:
  Allowance for doubtful accounts....     $     --      $157,780        $   75,000(1)    $    (69,780)(4)   $163,000
  Allowance for returns..............     $     --      $     --        $  100,000(1)    $         --       $100,000
  Allowance for obsolete inventory...     $     --      $     --        $  350,000(1)    $         --       $350,000
Year Ended January 31, 2000
Deducted from asset accounts:
  Allowance for doubtful accounts....     $163,000      $292,528        $  523,500(2)    $   (312,506)(4)   $666,522
  Allowance for returns..............     $100,000      $     --        $  557,168(3)    $    (85,559)(5)   $571,609
  Allowance for obsolete inventory...     $350,000      $ 48,853        $  129,000(2)    $   (192,853)(6)   $335,000

-------------------------
(1) Allowances recorded as part of the acquisition of Herold Marketing Associates, Inc.

(2) Allowances recorded as part of the acquisition of Tech Squared, Inc.

(3) Comprised of $25,000 of allowances recorded as a part of the acquistion of Tech Squared, Inc. and $532,168 charged against net sales

(4) Uncollectable accounts written off, net of recoveries

(5) Returns received

(6) Disposal of obsolete inventories

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In October 1999, we engaged PricewaterhouseCoopers LLP as our independent public accountants to audit our financial statements as of January 31, 2000 and for the year then ended. Our Board of Directors approved the decision to dismiss Lurie, Besikof, Lapidus & Co., LLP and to engage PricewaterhouseCoopers LLP as our independent public accountants. The reports of Lurie, Besikof, Lapidus & Co., LLP as of January 31, 1998 and 1999 and for the fiscal years then ended do not contain an adverse opinion or a disclaimer of opinion nor a qualification with respect to our ability to continue operations as a going concern. Those reports also were not otherwise qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the former auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to our former auditor's satisfaction, would have caused them to make reference to the subject matter in their reports. Prior to retaining PricewaterhouseCoopers LLP, we did not consult with them regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on our financial statements or any other matter.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     James D. Ross, age 51, became a member of our Board of Directors in December 1999 and was elected as Chairman in January 2000. Since 1998, Mr. Ross has been Managing Director of FIMG Capital Management, a private corporate advisory organization. Between 1995 and 1998, Mr. Ross was Executive Vice President of Aegon, USA, an insurance company. Mr. Ross was Vice President and Chief Investment Officer of Shenandoah Life Insurance Company between 1991 and 1995. From 1975 to 1985, Mr. Ross served in various management capacities with Maccabees Mutual Life Insurance Company, most recently as Vice President and Treasurer.

     Gregory A. Appelhof, age 38, joined us in October 1998 as our President and a director. He was additionally elected as Chief Executive Officer in November 1998. Prior to joining us, Mr. Appelhof was employed by Herold Marketing Associates, Inc. (the entity constituting GTI) for over 11 years until its acquisition by us, most recently as Vice President of Sales.

     Kenneth M. Israel, age 46, has been our Chief Strategy Officer since January 2000 and a director since February 1996. Mr. Israel was our Chairman between February 1996 and January 2000 and was Chief Executive Officer between February 1996 and November 1998. Between March 1989 and January 1996, Mr. Israel served as Chairman of Exchange Resources, Inc., a company specializing in disaster recovery services and facilities. Between 1981 and 1987, Mr. Israel was the Regional Manager of Lanier Business Products, a company that was later acquired by Harris Corporation, where he became Director of Research and Development. From 1979 to 1981, Mr. Israel was the General Manager of Pi Engineering, where he was the Project Manager for the redesigning and rebuilding of the security and communications systems for Northern States Power nuclear plants. Prior to 1979, Mr. Israel served for five years as a Regional Service Manager with Raytheon Data Systems with responsibility for the Southeastern United States and Central and South America.

     John L. Harvatine, age 49, became our Chief Financial Officer in January 1999. Between 1997 and 1998, he served as Chief Financial Officer of CyberStar Computer Corporation. Between 1987 and 1996, he served in a variety of financial positions with AmeriData Technologies, Inc., most recently as Chief Financial Officer. From 1986 to 1987, he served as Controller of Fisher Cheese Co. From 1973 to 1986, Mr. Harvatine served in various management positions with The Pillsbury Company, most recently as Accounting Manager -- Marketing.

     Jeffrey Maynard, age 55, has been our Executive Vice President of Technology and a director since February 1996. Between 1993 and 1996, Mr. Maynard was the Chief Executive Officer of Secure Backup

Systems, a company he formed to deliver public data vaulting services. Between 1990 and 1993, he was Development Director for Mercury Communications. Mr. Maynard served as Managing Director for Mtel Corp. and SkyTel Ltd. between 1989 and 1990.

     Philip Lacerte, age 54, has served as a director since April 1999. Since 1982, Mr. Lacerte has been Executive Vice President of Lacerte Software Corporation. Between 1971 and 1975, Mr. Lacerte held a management position with Data Processing, Inc. Between 1994 and 1998 he served as the Chairman of the Board of Crystallex, an American Stock Exchange Company, and has worked as a consultant and advisor for various start-up companies.

     Maceo K. Sloan, age 50, has served as a director since May 1999. Mr. Sloan has been the Chairman, President and Chief Executive Officer of Sloan Financial Group, Inc. since 1991, the Chairman, President and Chief Executive Officer and Chief Financial Officer of NCM Capital Management Group, Inc. since 1986 and Chairman of New Africa Advisers, Inc. since 1993. Mr. Sloan has served as the Chairman of Sloan Communications, Inc. and CONXUS Communications since 1994. Between 1973 and 1986, Mr. Sloan served North Carolina Mutual Life Insurance Company, where he was employed in various positions including Vice
President -- Treasurer and Chief Investment Officer. Mr. Sloan has also been a member of the Board of Trustees of the College Retirement Equities Fund since 1991, the Board of Directors of SCANA Corporation since 1997, and the Board of Directors of Mechanics and Farmers Bank since 1979.

     James P. Secord, age 63, has served as a director since May 1999. Mr. Secord has been President of Lakewood Publications since 1976, and Chief Executive Officer since 1986. Upon Lakewood's acquisition by Bill Communications, Inc. in 1995 and until his retirement in February 2000, Mr. Secord served as Division President of Bill Communications, Inc. He has been a member of the Board of Governors for Minnesota Magazine Publishers Association since 1997, and a member of the Board of Advisors for Catholic Digest since 1996. Mr. Secord served BPA International on the Board of Directors between 1992 and 1998, and on the Executive Committee between 1994 and 1997. Between 1985 and 1991, Mr. Secord served on the Board of Directors of American Business Press. He is an Executive Fellow of the University of St. Thomas Graduate School of Business.

     Committees. Messrs. Appelhof, Ross and Sloan serve on our executive committee. Messrs. Lacerte, Secord and Sloan serve on our audit and compensation committees.

     Section 16(a) Beneficial Ownership Compliance. Based solely upon a review of Forms 3 and 4 and amendments to them furnished to us during fiscal 2000 and Forms 5 and amendments to them furnished to us for fiscal 2000, the following directors, officers and 10% beneficial shareholders failed to timely file those forms with the SEC during fiscal 2000:

     - Messrs. Israel, Appelhof, Ross and Lacerte failed to file a required Form 4;

     - Messrs. Israel, Harvatine, Appelhof, Sloan, Maynard and Ross failed to timely file a required Form 5; and

     - Messrs. Lacerte and Secord failed to file a required Form 5.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table summarizes the amount of compensation paid and accrued to our executive officers for the fiscal years ended January 31, 1998, 1999 and 2000. No other executive officers had aggregate salaries and bonuses that exceeded $100,000.

                             ANNUAL COMPENSATION                                LONG-TERM COMPENSATION
                          --------------------------    ----------------------------------------------------------------------
                                                                  AWARDS                              PAYOUTS
                                                        --------------------------    ----------------------------------------
                                                           OTHER        RESTRICTED     SECURITIES
       NAME AND                                            ANNUAL         STOCK        UNDERLYING       LTIP       ALL OTHER
      PRINCIPAL                   SALARY      BONUS     COMPENSATION      AWARD       OPTIONS/SAR'S    PAYOUTS    COMPENSATION
       POSITION           YEAR      ($)        ($)          ($)            ($)             (#)           ($)          ($)
      ---------           ----    ------      -----     ------------    ----------    -------------    -------    ------------
Greg Appelhof,........    1999     86,115          0       2,000               0        1,250,000         0            0
Chief Executive
  Officer                 2000    155,000    223,333       6,000               0          165,000         0            0
Kenneth Israel,.......    1997          0          0           0         909,091          280,000         0            0
Chairman                  1998          0          0           0         600,000           56,000         0            0
                          1999    163,750          0       6,000          10,000           30,000         0            0
                          2000    200,000          0       6,000                          227,500         0            0
John Harvatine,.......    1999      8,334          0         400         250,000                0         0            0
Chief Financial
  Officer                 2000    100,000     25,000       4,800          30,000                0         0            0

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth information as of January 31, 2000 regarding outstanding options to executive officers and directors granted for the year ended January 31, 2000:

                                                                                           POTENTIAL REALIZABLE VALUE
                                                                                            AT ASSUMED ANNUAL RATES
                                                                                                 OF STOCK PRICE
                                                                                                APPRECIATION FOR
                                                 INDIVIDUAL GRANTS                                OPTION TERM
                            -----------------------------------------------------------    --------------------------
                                              PERCENT OF
                                                 TOTAL
                              NUMBER OF      OPTIONS/SAR'S
                             SECURITIES       GRANTED TO
                             UNDERLYING      EMPLOYEES IN     EXERCISE OF
                            OPTIONS/SAR'S     FISCAL YEAR     BASE PRICE     EXPIRATION
          NAME                 GRANTED           2000           ($/SH.)         DATE         5%($)          10%($)
          ----              -------------    -------------    -----------    ----------      -----          ------
Kenneth Israel..........       135,000           6.7%            $4.75         5/13/09      $403,279      $1,021,987
                                62,500            3.1             2.22         9/15/09        87,259         221,132
                                30,000            1.5             1.94        10/29/09        36,602          92,756
Greg Appelhof...........       135,000            6.7             4.75         5/13/09       403,279       1,021,987
                                30,000            1.5             1.94        10/29/09        36,602          92,756
John Harvatine..........        30,000            1.5             4.75         5/13/09        89,617         227,108
Jeff Maynard............        75,000            3.7             4.75         5/13/09       224,044         567,771
                                62,500            3.1             2.22         9/15/09        87,259         221,132
                                30,000            1.5             1.94        10/29/09        36,602          92,756
James Ross..............        30,000            1.5             1.78        12/13/09        33,583          85,106
Maceo Sloan.............        30,000            1.5             4.75         5/13/09        89,617         227,108
                                20,000            1.0             2.22         9/15/09        27,923          70,762
Philip Lacerte..........        30,000            1.5             4.75         5/13/09        89,617         227,108
                                20,000            1.0             2.22         9/15/09        27,923          70,762
James Secord............        30,000            1.5             4.75         5/13/09        89,617         227,108
                                20,000            1.0             2.22         9/15/09        27,923          70,762

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                                                 OPTIONS/SAR'S AT        IN-THE-MONEY OPTIONS/
                                                                      FY-END                 SARS AT FY-END
                               SHARES ACQUIRED     VALUE         (#) EXERCISABLE/           ($) EXERCISABLE/
           NAME                  ON EXERCISE      REALIZED        UNEXERCISABLE              UNEXERCISABLE
           ----                ---------------    --------    ----------------------     ---------------------
Greg Appelhof..............           0              0          1,663,333/405,000        $2,161,850/$284,950
Kenneth Israel.............           0              0            900,500/155,000         $1,155,850/$3,700
John Harvatine.............           0              0            125,000/155,000               $0/$0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of May 10, 2000 regarding the ownership of our Common Stock by our officers and directors and other persons known by us to beneficially own 5% or more of our stock. Each shareholder has sole voting and investment power with respect to the shares shown as beneficially owned, except as otherwise indicated in a footnote.

                          NAME                              NUMBER OF SHARES(1)     PERCENTAGE OWNERSHIP
                          ----                              -------------------     --------------------
James D. Ross(2)........................................           241,250(3)                  *
Gregory A. Appelhof(2)..................................         1,753,616(4)               4.6%
Kenneth M. Israel(2)....................................         2,604,348(5)               7.0%
John L. Harvatine(2)....................................           132,500(6)                  *
Jeffrey Maynard(2)......................................           987,500(7)               2.7%
Maceo K. Sloan(2).......................................           784,100(8)               2.1%
Philip Lacerte(2).......................................         3,891,041(9)              10.4%
James P. Secord(2)......................................           44,000(10)                  *
All officers and directors as a group...................       10,458,355(11)              25.2%
Harry Lowell............................................        9,060,029(12)              24.6%
Stephen Antebi..........................................        3,483,000(13)               9.4%
Stephan G. Herold.......................................        1,985,570(14)               5.5%

-------------------------
  *  Denotes less than 1%

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

 (2) The address of each of these executive officers or directors is: c/o Netdirect, 6690 Shady Oak Road, Eden Prairie, Minnesota 55344.

 (3) Includes options and warrants to purchase 210,000 shares.

 (4) Includes options and warrants to purchase 1,697,083 shares.

 (5) Includes options and warrants to purchase 934,250 shares, 62,000 of which are owned by companies under Mr. Israel's control. Also includes 11,850 shares owned by Mr. Israel's wife.

 (6) Includes options to purchase 132,500 shares.

 (7) Includes options and warrants to purchase 477,500 shares.

 (8) Includes options and warrants to purchase 140,000 shares. Also includes 100,000 shares and warrants to purchase an additional 500,000 shares held by Sloan Financial, a company under Mr. Sloan's control.

 (9) Includes options to purchase 40,000 shares. Also includes 2,651,041 shares and warrants to purchase an additional 1,200,000 shares held by Euro Realty Development Ltd., a company controlled by Mr. Lacerte.

(10) Includes options to purchase 40,000 shares.

(11) Includes options and warrants to purchase 5,371,333 shares.

(12) Includes warrants to purchase 554,886 shares. Also includes 610,700 shares and warrants to purchase 200,000 shares of Common Stock held by Laurel Center Management Co., a company controlled by Dr. Lowell.

(13) Includes 1,983,000 shares and warrants to purchase 1,000,000 shares owned by Fontenelle, LLC, of which Mr. Antebi is the sole equity owner and manager. Also includes 300,000 shares owned by Novante Communication Corp. Money Pension Plan, of which Mr. Antebi is the trustee. Also includes 200,000 shares owned by the Antebi Family Foundation, of which Mr. Antebi is the trustee. Excludes 300,000 shares and 300,000 shares held by the 1995 Antebi Children's Insurance and Other Trust, and the 1997 Antebi Children's Insurance and Other Trust, respectively, of which Mr. Antebi disclaims beneficial ownership.

(14) Includes warrants to purchase 213,333 shares. Also includes 228,571 shares issued to Herold Marketing Associates, Inc., of which Mr. Herold is the sole shareholder, in connection with the acquisition of the assets of GTI.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

GTI ACQUISITION

     Gregory A. Appelhof, our President and Chief Executive Officer, formerly was with Herold Marketing Associates, Inc. for 11 years, most recently as Vice President of Sales. Herold Marketing did business as GTI. We acquired substantially all of the assets and assumed certain liabilities of Herold Marketing in January 1999 for an aggregate purchase price of $17.1 million. Mr. Appelhof owned the right to be treated as though he were a 20% owner of Herold Marketing's stock in the event of a sale of Herold Marketing for purposes of distributing the proceeds of the sale to Herold Marketing's shareholders. Mr. Appelhof entered into this agreement with Herold Marketing's sole shareholder, Stephan G. Herold. As of April 28, 2000, Mr. Appelhof had received $1.4 million of cash distributions from Herold Marketing. We understand that final distribution of cash received by Herold Marketing for the sale of Herold Marketing's assets to us is due to Mr. Appelhof at the time the last payment is received by Herold Marketing from us.

EMPLOYMENT AGREEMENTS

     Effective as of October 1998, Mr. Appelhof entered into an employment agreement with us to receive an annual salary of $150,000, with a quarterly guaranteed $25,000 bonus and a quarterly performance bonus award paid at a rate of .15% of net sales. This award amounted to approximately $120,000 in fiscal 2000. Under the agreement, we granted Mr. Appelhof options to purchase 1,250,000 shares of our Common Stock at $1.00 per share. 500,000 of these options vested in April 1999, 500,000 of these options vested in October 1999, 125,000 options vest in October 2000 and the remaining 125,000 options vest in October 2001, assuming Mr. Appelhof's continued employment by us. Mr. Appelhof may exercise all vested options until October 2008. In addition, in October 1999, we granted 30,000 options to Mr. Appelhof for serving as a director. We also agreed to provide Mr. Appelhof with a monthly vehicle allowance of $500. Under Mr. Appelhof's employment agreement, if we had terminated his employment involuntarily for reasons other than cause in the first year of employment, he would have received severance pay equal to six months of base salary. If we terminate his employment involuntarily after the first year of employment but before the second year, he will receive severance pay equal to one year of base salary. If we terminate his employment involuntarily after the second year of employment, he will receive severance pay equal to 18 months of base salary.

     Effective as of January 1999, Mr. Harvatine entered into an employment agreement with us to receive an annual salary of $100,000, with an annual $25,000 bonus awarded based upon Mr. Harvatine reaching certain performance goals. Under the agreement, we granted Mr. Harvatine options to purchase 250,000 shares of our Common Stock at $3.75 per share. 62,500 of such options vested immediately upon Mr. Harvatine's employment, 62,500 options vested in January 2000, 62,500 vest in January 2001 and the remaining 62,500 options vest in January 2002, assuming Mr. Harvatine's continued employment by us. All vested options are exercisable until January 2009. We also agreed to provide Mr. Harvatine with a monthly vehicle allowance of $400. Under the agreement, if we had terminated Mr. Harvatine's employment involuntarily for reasons other than cause in the first year of employment, he would have received severance pay equal to three months of base salary. If we terminate his employment involuntarily after the first year of employment, he will receive severance pay equal to six months of base salary.

LOANS FROM RELATED PARTIES

     Between March 1997 and June 1998, we received from Kenneth Israel, then our Chief Executive Officer, Kate Israel, his daughter and companies under his control loans in the total amount of $371,543. These loans bear interest at 10% per annum and were due in fiscal year 2001. However, as of April 20, 2000, we had repaid all of the amount due, including interest. In January 2000, we borrowed $200,000 from Mr. Israel and repaid him without interest in February 2000.

     In October 1998, we issued a promissory note to Dr. Harry Lowell, a major shareholder, in the amount of $40,000 with an interest rate of 10%, due in November 1998. Dr. Lowell and we agreed to extend the due date of the note to April 1999 and we repaid the note, including interest of $1,552, in February 1999.

LOANS TO RELATED PARTIES

     Between February and April 1999, we loaned Mr. Israel an aggregate of $123,750. Mr. Israel used the proceeds of these loans and $25,000 of his personal money to form VTCO, LLC, a start-up company to compete in the direct response informercial market. In March 1999, we incorporated VTC TV, Inc. ("VTC TV") our wholly owned subsidiary to acquire the assets of VTCO, LLC in exchange for $148,750. In November 1999, we loaned VTC TV the $148,750 for this purpose. In November 1999, Mr. Israel repaid the $123,750 of loans to us, without interest.

CONSULTING AGREEMENTS WITH RELATED PARTIES

     In February 1999, we entered into a one-year Consulting Agreement with Fontenelle, LLC ("Fontenelle"), an affiliate of Stephen Antebi, a principal stockholder, to provide business consulting services to the Company. In exchange for Fontenelle's services, we issued 1,000,000 shares of Common Stock valued at $5.875 per share, for a total consideration of $5,875,000. The Company registered the issuance of such shares with the SEC on Form S-8. The Consulting Agreement was mutually terminated effective July 20, 1999. Fontenelle accepted 333,300 shares for services performed prior to the date of termination and returned the remaining 666,700 shares to the Company.

     In August 1999, we entered into a one-year Consulting Agreement with Fontenelle whereby Fontenelle agreed to assist us in developing a financial strategy and in identifying potential investors. In exchange for Fontenelle's services, we issued 1,500,000 shares of Common Stock valued at $1.812 per share, for a total consideration of $2,718,750.

ADDITIONAL ISSUANCES OF SECURITIES

     In fiscal 2000, Mr. Lacerte and his affiliates purchased 1,651,041 shares of Common Stock for $3,500,000 cash. Also in fiscal 2000, Mr. Lacerte received, as directors' compensation, options to purchase 30,000 shares of Common Stock, exercisable for 10 years at $4.75 per share. Also in fiscal 2000, Mr. Lacerte received, as directors' compensation, options to purchase 20,000 shares of Common Stock, exercisable for 10 years at $2.22 per share. Also in fiscal 2000, Mr. Lacerte purchased 400,000 redeemable warrants, exercisable for five years at $.50 per share, for $100,000 cash. Under the terms of the warrants, Mr. Lacerte subsequently elected to require us to redeem 200,000 warrants for $100,000. The remaining

200,000 warrants will double in amount if we fail to file a registration statement and achieve effectiveness by May 31, 2000.

     In fiscal 2000, Maceo Sloan purchased 100,000 shares of our Common Stock and 100,000 two-year warrants exercisable for $1.00 per share, for $100,000 cash. Also in fiscal 2000, Mr. Sloan received, as directors' compensation, options to purchase 30,000 shares of Common Stock, exercisable for 10 years at $4.75 per share. Also in fiscal 2000, Mr. Sloan received, as directors' compensation, options to purchase 20,000 shares of Common Stock, exercisable for 10 years at $2.22 per share. Also in fiscal 2000, Sloan Financial Group, Inc., a company under Mr. Sloan's control, purchased 1,000,000 redeemable warrants, exercisable for $.50 per share, for $250,000 cash. Under the terms of the warrants, Sloan Financial subsequently elected to require us to redeem 500,000 warrants for $250,000. The remaining 500,000 warrants will double in amount if we fail to file a registration statement and achieve effectiveness by May 31, 2000.

     In fiscal 2000, Greg Appelhof received, as directors' compensation, options to purchase 30,000 shares of Common Stock, exercisable for 10 years at $2.22. Also in fiscal 2000, Mr. Appelhof received options to purchase 135,000 shares of Common Stock, exercisable for 10 years at $4.75 per share. Also in fiscal 2000, Mr. Appelhof purchased 1,200,000 redeemable warrants, exercisable for $.50 per share, for $300,000 cash. Under the terms of the warrants, Mr. Appelhof subsequently elected to require us to redeem 600,000 warrants for $300,000. The remaining 600,000 warrants will double in amount if we fail to file a registration statement and achieve effectiveness by May 31, 2000.

     In fiscal 2000, Kenneth Israel received, as directors' compensation, options to purchase 30,000 shares of Common Stock, exercisable for 10 years at $1.94 per share. Also in fiscal 2000, Mr. Israel received, for services rendered, options to purchase 62,500 shares of Common Stock exercisable for 10 years at $1.94 per share. Also in fiscal 2000, Mr. Israel received options to purchase 135,000 shares of Common Stock, exercisable for 10 years at $4.75 per share. Also in fiscal 2000, Mr. Israel purchased 800,000 redeemable warrants, exercisable for $.50 per share, for $200,000 cash. Under the terms of the warrants, Mr. Israel subsequently elected to require us to redeem 400,000 warrants for $200,000. The remaining 400,000 warrants will double in amount if we fail to file a registration statement and achieve effectiveness by May 31, 2000.

     In fiscal 2000, James Ross received, as directors' compensation, options to purchase 30,000 shares of Common Stock, exercisable for 10 years at $1.78 per share. Also in fiscal 2000, Mr. Ross purchased 400,000 redeemable warrants, exercisable for $.50 per share, for $100,000 cash. Under the terms of the warrants, Mr. Ross subsequently elected to require us to redeem 200,000 warrants for $100,000. The remaining 200,000 warrants will double in amount if we fail to file a registration statement and achieve effectiveness by May 31, 2000.

     In fiscal 2000, Mr. Secord received, as directors' compensation, options to purchase 30,000 shares of Common Stock, exercisable for 10 years at $4.75 per share. Also in fiscal 2000, Mr. Secord was granted, as directors' compensation, options to purchase 20,000 shares of Common Stock, exercisable for 10 years at $2.22 per share.

     In fiscal 2000, Jeffrey Maynard received, as directors' compensation, options to purchase 30,000 shares of Common Stock, exercisable for 10 years at $1.94 per share. Also in fiscal 2000, Mr. Maynard received, for services rendered, options to purchase 62,500 shares of Common Stock, exercisable for 10 years at $1.94 per share. Also in fiscal 2000, Mr. Maynard received options to purchase 75,000 shares of Common Stock, exercisable for 10 years at $4.75 per share.

     In fiscal 2000, Fontenelle LLC received 1,000,000 shares of our Common Stock in connection with a Consulting Agreement. The Consulting Agreement was subsequently terminated and Fontenelle accepted 333,300 shares for services performed prior to the date of termination. Fontenelle returned 666,700 shares to us. Also in fiscal 2000, we granted warrants to Fontenelle to purchase 750,000 shares because we failed to register securities previously issued to Fontenelle. Fontenelle then exercised these 750,000 warrants for $750,000 cash. Also in fiscal 2000 Fontenelle received 1,500,000 shares of our Common Stock in connection with a Consulting Agreement. Also in fiscal 2000, Fontenelle purchased 2,000,000 redeemable warrants, exercisable for $.50 per share, for $500,000 cash. Under the terms of the warrants, Fontenelle subsequently elected to require us to redeem 1,000,000 warrants for $500,000. The remaining 1,000,000 warrants will double in amount if we fail to file a registration statement and achieve effectiveness by May 31, 2000.

     In fiscal 2000, Harry Lowell and affiliates purchased $250,000 shares of our Common Stock and 250,000 warrants for $250,000 cash.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Consolidated Financial Statements

VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                                PAGE
                                                                ----
Report of Independent Accountants at January 31, 2000 and
  for the year then ended...................................     F-1
Independent Auditor's Report at January 31, 1999 and for the
  two years then ended......................................     F-2
Consolidated Balance Sheets at January 31, 2000 and 1999....     F-3
Consolidated Statements of Operations for the years ended
  January 31, 2000..........................................     F-4
Consolidated Statements of Comprehensive Income (loss) for
  the years ended January 31, 2000, 1999 and 1998...........     F-5
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended January 31, 2000, 1999 and 1998.......     F-6
Consolidated Statements of Cash Flows for the years ended
  January 31, 2000, 1999 and 1998...........................    F-11
Notes to Consolidated Financial Statements for the years
  ended January 31, 2000, 1999 and
  1998......................................................    F-12
Independent Auditor's Report on Financial Statement
  Schedule..................................................    F-27
Financial Statement Schedule................................    F-28

     (a)(2) See above.

     (a)(3) Exhibits.

     All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

EXHIBITS                            DESCRIPTION
--------                            -----------
3.1         Articles of Incorporation of the Company, as amended.*
3.2         By-Laws of the Company, as amended.*
4.1         Form of Stock Certificate, form of Stock Purchase Warrant
            and Stock Option Agreement.*
4.2         Form of redeemable warrant for December 1999 private
            placement.
10.1        Asset Purchase Agreement dated January 28, 1999, by and
            among GTI Acquisition Corporation, Herald Marketing
            Associates, Incorporated, dba Graphics Technology, Inc. and
            Stephan G. Herold*
10.2        Consulting Agreement dated January 28, 1999, between GTI
            Acquisition Corporation and Stephan G. Herold*
10.3        Loan and Security Agreement dated February 11, 1999, by and among Virtual Technology Corporation, GTI Acquisition
            Corporation and Coast Business Credit.*
10.4        Employment Agreement with Gregory Appelhof. ***
10.5        Employment Agreement with John Harvatine.***
10.6        Asset Purchase Agreement dated November 8, 1999 among Tech
            Squared Inc., T2 Acquisition Corporation, Chareles E. Reese
            Jr. and Joel A Ronning.****
10.7        First and Second Amendments to the Loan and Security
            Agreement dated December 10, 1999 and December 15, 1999,
            respectively, by and among Virtual Technology Corporation,
            GTI Acquisition Corporation and T2 Acquisition Corporation.
10.8        Agreement dated effective September 1, 1999 between Virtual
            Technology Corporation and eSystems21 Corporation.
10.9        Electronic Commerce Agreement dated effective January 4,
            2000 between Virtual Technology Corporation dba Netdirect
            Corporation International and the University of Minnesota.
21.         List of subsidiaries
24.         Power of Attorney. Included in this 10-K under "Signatures."
27.         Financial Data Schedule

-------------------------
(b) Reports on Form 8-K. The Company did not file any current reports on Form 8-K during the fourth quarter ended January 31, 1999.

(c)  See Part IV, Item 14(a)(3) and the exhibit list immediately above.

(d)  None.

* Incorporated by reference from the Company's 10-SB, filed with the SEC on February 12, 1999.

** Incorporated by reference from the Company's amended Form S-8, filed with the SEC on April 15, 1999.

*** Incorporated by reference from the Company's 10-K, filed with the SEC on May 6, 1999.

**** Incorporated by reference from the Company's 8-K, filed with the SEC on December 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Virtual Technology Corporation

                                          By     /s/ GREGORY A. APPELHOF
                                            ------------------------------------
                                             Gregory A. Appelhof, President and
                                                  Chief Executive Officer

Date: May 15, 2000

                               POWER OF ATTORNEY

     Each person whose signature to this Annual Report on Form 10-K appears below hereby appoints Gregory A. Appelhof and John L. Harvatine, or either of them, as his attorney-in-fact to sign on his behalf individually and in the capacity stated below and to file all amendments and post-effective amendments to this Annual Report on Form 10-K, and any and all instruments or documents filed as part of or in connection with this Annual Report on Form 10-K or the amendments thereto, and the attorney-in-fact, or either of them, may make such changes and additions to this Annual Report on Form 10-K as the attorney-in-fact, or either of them, may deem necessary or appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                /s/ GREGORY A. APPELHOF
                                          --------------------------------------
                                          Gregory A. Appelhof, President and
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer)
                                          Date: May 15, 2000

                                                 /s/ JOHN L. HARVATINE
                                          --------------------------------------
                                          John L. Harvatine, Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)
                                          Date: May 15, 2000

                                                   /s/ JAMES D. ROSS
                                          --------------------------------------
                                          James D. Ross, Director
                                          Date: May 15, 2000

                                                 /s/ KENNETH M. ISRAEL
                                          --------------------------------------
                                          Kenneth M. Israel, Director
                                          Date: May 15, 2000

                                                  /s/ JEFFREY MAYNARD
                                          --------------------------------------
                                          Jeffrey Maynard, Director
                                          Date: May 15, 2000

                                                  /s/ MACEO K. SLOAN
                                          --------------------------------------
                                          Maceo K. Sloan, Director
                                          May 15, 2000

                                                  /s/ PHILIP LACERTE
                                          --------------------------------------
                                          Philip Lacerte, Director
                                          Date: May 15, 2000

                                                  /s/ JAMES P. SECORD
                                          --------------------------------------
                                          James P. Secord, Director
                                          Date: May 15, 2000