Form 10-Q
period 2000-04-30
VIRTUAL TECHNOLOGY CORP
filed 2000-06-14
CIK 1077597

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: April 30, 2000

or

[ ] Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from            to

Commission file number: 000-25397

VIRTUAL TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA	41-1639011

(State or other jurisdiction	(IRS Employer

of Incorporation)	Identification Number)

6690 Shady Oak Road
Eden Prairie, MN 55344
(Address of Principal Executive Offices)
(612) 259-4700
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such that the registrant was required to file such reports), and (2) has shorter period been subject to such filing requirements for the past 90 days.

Yes     X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 31, 2000, the latest practicable date: 38,031,453

TABLE OF CONTENTS

ITEM	PAGE

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets at April 30, 2000 (unaudited) and January 31, 2000	3

Condensed Consolidated Statements of Operations (unaudited) for the three months ended April 30, 2000 and 1999	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended April 30, 2000 and 1999	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS	11

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	16

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	16

ITEM 5. OTHER INFORMATION	17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	17

PART I — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2000
	(Unaudited)	January 31, 2000

ASSETS

Current assets:

Cash		$698,246

Marketable securities	$25,004	185,015

Accounts receivable, net	8,048,915	12,097,442

Inventories, net	3,715,627	4,677,997

Other current assets	2,727,931	2,603,725

Total current assets	14,517,477	20,262,425

Furniture and equipment, net	1,596,398	1,326,643

Capitalized software development costs, net	366,819	323,033

Intangibles, net	9,827,367	10,180,627

Other	2,294,346	2,574,055

Total assets	$28,602,407	$34,666,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Book overdraft	$116,548

Notes and line of credit, current portion	6,701,485	$7,887,907

Capital lease obligations, current portion	13,330	13,951

Accounts payable	10,649,599	15,076,375

Accrued expenses and other current liabilities	4,797,270	3,474,854

Total current liabilities	22,278,232	26,453,087

Capital lease obligations, net of current portion	47,577	50,519

Stockholders’ equity

Common stock — $.001 par value; 100,000,000 shares authorized; shares issued and outstanding – 36,031,453 and 34,142,403, respectively	36,031	34,142

Additional paid in capital	47,701,413	44,949,469

Cumulative translation adjustments	(36,979)	(3,738)

Stock subscription receivable	(925,000)	(925,000)

Accumulated deficit	(40,498,867)	(35,891,696)

Total stockholders’ equity	6,276,598	8,163,177

Total liabilities and stockholders’ equity	$28,602,407	$34,666,783

See Notes to Condensed Consolidated Financial Statements (Unaudited).

VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended

	April 30, 2000	April 30, 1999

NET SALES	$27,324,349	$17,382,763

COST OF GOODS SOLD	24,960,172	16,170,002

GROSS MARGIN	2,364,177	1,212,761

OPERATING EXPENSES

Sales and marketing	2,299,047	1,316,802

General and administrative	2,480,295	1,393,165

Consulting services, stock based	1,446,715	4,814,372

Amortization of intangibles	353,261	232,826

	6,579,318	7,757,165

LOSS FROM OPERATIONS	(4,215,141)	(6,544,404)

OTHER INCOME (EXPENSE)
Interest expense, net	(504,282)	(456,028)

Other income (expense)	112,252	(52,965)

	(392,030)	(508,993)

NET LOSS	$(4,607,171)	$(7,053,397)

NET LOSS PER COMMON SHARE — BASIC AND

DILUTED	$(.13)	$(.27)

WEIGHTED AVERAGE COMMON SHARES

OUTSTANDING — BASIC AND DILUTED	35,329,226	26,650,512

See Notes to Condensed Consolidated Financial Statements (Unaudited).

VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended

	April 30, 2000	April 30, 1999

OPERATING ACTIVITIES

Net loss	$(4,607,171)	$(7,053,397)

Adjustments to reconcile net loss to net cash used in operating activities

Stock based compensation and interest expense	1,749,366	5,210,188

Amortization	353,261	232,826

Loss on abandonment of capitalized software	79,048

Depreciation	133,825	27,687

Provision for losses on accounts receivable	38,014	82,341

Provision for inventory obsolescence	10,548

Gain on sale of marketable securities	(120,000)

Changes in operating assets and liabilities:

Accounts receivable, net	4,010,513	(2,517,258)

Inventories, net	951,822	1,505,213

Other current assets	(10,854)	(264,106)

Deposits	(28,365)	3,489

Accounts payable	(4,426,784)	367,245

Accrued expenses and other current liabilities	1,322,416	(610,939)

Net cash used in operating activities	(544,361)	(3,016,711)

INVESTING ACTIVITIES

Purchases of furniture and equipment	(526,416)	(63,299)

Loan to related party		(123,750)

Proceeds from sale of marketable securities	280,011

Net cash used in investing activities	(246,405)	(187,049)

FINANCING ACTIVITIES

Line of credit borrowings	29,553,025	12,674,853

Line of credit payments	(30,405,838)	(8,640,287)

Book overdraft	116,548

Payments on notes payable and convertible debentures	(103,609)	(3,990,030)

Payments on capital lease obligations	(3,563)	(2,496)

Repayment of loans from related parties	(230,000)	(217,543)

Loan fees		(209,527)

Proceeds from options and warrants exercised	652,948	854,500

Proceeds from issuance of common stock	566,500	2,500,050

Common stock offering costs	(20,250)	(275,000)

Collection of subscription receivable		2,676,436

Net cash provided by financing activities	125,761	5,370,956

Effect of foreign currency on cash	(33,241)

NET INCREASE (DECREASE) IN CASH	(698,246)	2,167,196

CASH

Beginning of period	698,246	125,993

End of period	$0	$2,293,189

See Notes to Condensed Consolidated Financial Statements (Unaudited).

VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying notes are an integral part of the consolidated financial statements.

1. BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements of Virtual Technology Corporation as of and for the three months ended April 30, 2000 and for the three months ended April 30, 1999 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended January 31, 2000 and the notes thereto included in Virtual Technology Corporation’s Form 10-K filed with the Securities and Exchange Commission on May 16, 2000. The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2001.

      The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company incurred a net loss of $28,166,026 and negative cash flows from operations of $5,975,108 during the fiscal year ended January 31, 2000. For the three months ended April 30, 2000 the Company incurred a net loss of $4,607,171 and negative cash flows from operations of $544,361. At April 30, 2000, the Company had an accumulated deficit of $40,498,867, a working capital deficit of $7,760,755 and was in violation of a covenant contained in its line of credit facility.

      The Company’s ability to continue as a going concern will be dependent upon, among other things, management’s ability to:

•	reduce operating costs and/or increase revenues and operating margins, in order to achieve profitability and positive operating cash flows;

•	obtain additional debt and/or equity financing; and

•	obtain waivers or renegotiate the terms of its existing line of credit.

      The Company’s management has developed an operating and financing plan to reduce its operating costs, focus resources on the profitable elements of its distribution business, renegotiate terms of its line of credit agreement, and obtain additional debt and/or equity financing.

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

VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. COMPREHENSIVE LOSS

      The components of total comprehensive loss are shown below. Comprehensive loss includes net loss and foreign currency translation adjustments that are charged or credited to stockholders’ equity.

      Comprehensive loss for the three months ended April 30, 2000 and April 30, 1999 was as follows:

	APRIL 30, 2000	APRIL 30, 1999

Net Loss	$(4,607,171)	$(7,053,397)

Foreign currency translation adjustments	(33,241)

Comprehensive loss	$(4,640,412)	$(7,053,397)

3. NET LOSS PER COMMON SHARE

      Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s common equivalent shares are those that result from dilutive common stock options, warrants, and convertible debt. The calculation of diluted net loss per common share for the three month periods ended April 30, 2000 and 1999 exclude 13,224,202 and 6,954,852 equivalent shares, respectively, because their effect would be antidilutive.

4. LEGAL PROCEEDINGS

      Discussion of legal matters is incorporated by reference from Part II, Item I of this Form 10-Q “Legal Proceedings” and should be considered an integral part of these Condensed Consolidated Financial Statements.

5. COMMITMENTS AND CONTINGENCIES

      The Company has an agreement with a consultant. Under the terms of the agreement, if certain performance measures are met the consultant is entitled to a bonus consisting of warrants to purchase 100,000 shares of the Company’s common stock for three years at an exercise price of $1.00 per share. As of April 30, 2000 no compensation expense has been recorded related to the bonus because management does not consider it probable that the performance measures will be met.

      In October 1999, the Company entered into a three-year E-Commerce Agreement with Lycos, Inc. for comprehensive Internet marketing activities, including co-branding of a Company website on the Lycos network. Under the agreement, the Company has paid Lycos $1,125,000 and is obligated to pay an additional $5,875,000 in fiscal 2001, $5,000,000 in fiscal 2002 and $2,500,000 in fiscal 2003. The Company has included all amounts due for services provided in the financial statements as of January 31, 2000 and April 30, 2000 and for the three months ended April 30, 2000. The Company has suspended payments on the agreement. On May 19, 2000, Lycos formally terminated the agreement and threatened to seek payment of all sums due under the agreement, together with the costs of collection, including attorneys fees.

VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      In March 1999, the Company entered into a nine-month agreement with Cnet, Inc. to provide advertising and lead generating services through links to the Company’s website. Under the agreement, the Company agreed to pay a base monthly fee plus additional fees based upon traffic to the Company’s website. The Company has included all amounts due for services that were to be provided in the financial statements as of January 31, 2000 and April 30, 2000 and for the three months ended April 30, 2000. The Company suspended payments to Cnet in October 1999 because of dissatisfaction with the services provided. In December 1999, Cnet initiated a lawsuit seeking to recover approximately $1,600,000 plus interest and costs for services rendered through October 31, 1999. In May 2000, Cnet amended its lawsuit to recover an additional $500,000 for lost revenue in the months of November and December 1999. The Company believes it has adequately provided for any amount that may be due as a result of this action.

      We are attempting to settle the above disputes, but cannot assure that we will do so on acceptable terms, or at all.

      In December 1999 the Company entered into an agreement with a shareholder (the “Lender”) who extended a $300,000 letter of credit (the “Letter of Credit”) for three years on behalf of the Company in order to satisfy a lessor’s requirement for entering into a lease. In exchange, the Company gave the holder of the Letter of Credit an option to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $1.68 per share. Contingent upon the Letter of Credit being drawn upon, the Company has agreed to pay the Lender interest on the drawn funds at the “prime” rate of interest (as reported in the Wall Street Journal), plus 4%. In addition, in the event funds are drawn against the Letter of Credit, the Company will issue the Lender an additional warrant to purchase 10,000 shares of the Company’s Common Stock at a price equal to the high closing bid price on the date of any such first draw against the Letter of Credit. Further and again contingent on a draw against the Letter of Credit, the Company has granted the Lender an option to convert all or part of the outstanding principal and interest thereby owing into shares of the Company’s Common Stock at a price equal to a 25% discount from the high closing bid price of the Company's Common Stock as reported on the OTC Bulletin Board on the date that the Lender gave written notice to the Company of the Lender’s intent to effect such a conversion. In the event that the Company is unable to secure additional financing, it is highly likely that the lessor will draw on the Letter of Credit.

6. OPERATING SEGMENTS AND RELATED INFORMATION

      The Company operates in two segments, retail sales and distribution sales to retail and wholesale outlets. The increase in net sales and cost of goods sold between periods is primarily due to the acquisition of Tech Squared, Inc. in December 1999.

		AS OF AND FOR THE
		THREE MONTHS ENDED APRIL 30, 2000

	RETAIL	DISTRIBUTION	CORPORATE	TOTAL

Net sales to external customers	$8,383,612	$18,940,737	$—	$27,324,349

Cost of goods sold	7,339,764	17,620,408		24,960,172

Gross profit	$1,043,848	$1,320,329	$—	$2,364,177

		AS OF AND FOR THE
		THREE MONTHS ENDED APRIL 30, 1999

	RETAIL	DISTRIBUTION	CORPORATE	TOTAL

Net sales to external customers	$1,878,780	$15,503,983	$—	$17,382,763

Cost of goods sold	1,826,475	14,343,527		16,170,002

Gross profit	$52,305	$1,160,456	$—	$1,212,761

VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. SUBSEQUENT EVENTS

In May 2000, The Company:

•	Issued 2,000,000 shares of its Common Stock to one accredited investor who is also a director of the Company for $500,000 cash.

•	Granted warrants to purchase 2,900,000 shares of its Common Stock at an exercise price of $.50 to six investors, three of whom are directors of the Company and two of whom are officers and directors, as a penalty for failure to register certain securities on a timely basis.

•	Granted warrants to purchase 500,000 shares of its Common Stock for $.70 per share, to a consulting firm in consideration for investor relations services performed.

•	Granted warrants to purchase 7,500 shares of its Common Stock for $.70 per share, to a consultant in consideration for services performed.

•	Granted options to purchase 118,750 shares of its Common Stock for $.70 per share, to five employees pursuant to the Company’s 1999 Incentive Compensation Plan.

•	Granted warrants to purchase 250,000 shares of its Common Stock for $1.00 per share, to one accredited investor and one entity in connection with a Private Placement.

•	Granted warrants to purchase 75,758 shares of its Common Stock for $1.00 per share, to one entity as an offering cost in connection with a Private Placement.

•	Granted warrants to purchase 1,000,000 shares of its Common Stock for $.50 per share, to one entity in consideration for consulting services.

      In June 2000, the Company granted options to purchase 1,325,000 shares of its Common Stock for $.50 per share, to four individuals, two of whom are officers and directors, one of whom is an officer, and one of whom is a director of the Company.

      On June 14, 2000, the Company entered into an agreement to borrow $1,000,000 from CoronaViking Group, LLC ("Corona"). Under the terms of the agreement, the Company has agreed to repay Corona this principal amount, with interest at a rate of 10% per annum, by September 12, 2000, subject to the Company’s right to extend the promissory note through December 12, 2000. If the note is not repaid on time, the Company has agreed to issue Corona 100,000 shares of its Common Stock for each of the first three months, and 400,000 shares for each of the following nine months, that the Company is in default. For one year after any default, Corona may convert the amount outstanding on the note into shares of Common Stock at a conversion price equal to the lower of one-half of the Common Stock market price or $.25 per share, subject to particular adjustments. Corona automatically must convert the note into Common Stock if a registration statement is filed under the Securities Act of 1933, as amended, and declared effective, and the Company’s Common Stock trades at over $.50 per share for ten consecutive trading days.

      In addition the Company has agreed to file a registration statement for Corona by December 31, 2000 and to seek its effectiveness with the U.S. Securities and Exchange Commission within 90 days of the filing date. If the Company fails to timely file the registration statement or obtain registration, then the Company is obligated to issue Corona an additional 100,000 shares of Common Stock for each of the first three months, and an additional 400,000 shares for each of the following nine months, that the Company is in default of this filing provision.

      To induce Corona to enter into this arrangement, the Company has agreed to issue Corona a five-year warrant to purchase 500,000 shares of its Common Stock at an exercise price of $.25 per share, subject to particular adjustments. Further, the Company also agreed to repurchase 300,000 shares of Common Stock from affiliates of Graybox, a limited liability company that previously arranged financing for the Company, and to pay Graybox a $250,000 finders’ fee for the transaction.

      The aggregate effect of these option and warrant grants will include charges to operations of approximately $1.6 million in the second quarter of fiscal 2001.

      On June 9, 2000, the Company entered into a non-binding letter of intent to merge with BuyItNow, Incorporated, an Internet retailer affiliated with Clear Channel Communications, Inc., Emmis Communications, Inc., NBC Interactive, Inc., Star Media, Inc and e4L, Inc. (“BIN”). BIN’s web site features a large selection of brand name products and unique specialty items, including computer hardware and software. In the transaction, the Company proposes to issue to the stockholders of BIN, in exchange for all of the outstanding BIN capital stock, shares of a new class of its convertible preferred stock that will represent 79% of the economic value and voting power of the Company's outstanding Common Stock (assuming exercise and conversion of all outstanding options, warrants and other rights to acquire its Common Stock having exercise prices in excess of the current market price). The transaction is subject to due diligence investigation and board approval, receipt of an independent appraisal and negotiation of a definitive agreement. There is no assurance the transaction will be consummated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT AND “RISK FACTORS” INCLUDED IN THE COMPANY’S FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 2000. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY’S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS, AS PERMITTED AND COVERED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE CURRENT EXPECTATIONS OF THE COMPANY, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THIS INFORMATION. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE.

Overview

      Historically, we have been an e-commerce provider of high performance computer hardware, software and peripheral products to computer end-users and to wholesale and retail customers throughout the United States and Canada. We have been operating in two primary business segments in the computer products industry: sales to end user businesses and consumers through our netdirect.com website and dtpdirect.com direct marketing business, and sales to wholesale and retail outlets through our GTI wholesale distribution business. Contingent on financing, we intend to transition our business away from dependence on our netdirect.com operations and toward our Community Techmart division. However, we anticipate that our newly proposed business combination with BuyItNow, Incorporated described below may affect our plans for our Community Techmart operations.

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

      Our dtpdirect.com division is a national business-to-business direct marketer of computer hardware and software products primarily for users of Apple Macintosh® personal computers. We acquired the division upon our purchase of the operating assets of Tech Squared Inc. in December 1999. We also accounted for this acquisition using the purchase method of accounting.

      Netdirect.com is our website through which we offer computer-related products. During fiscal 2000, we planned to build a loyal customer base by attracting new customers through online advertising, competitive pricing and free shipping. The results of this strategy were disappointing. Although we were able to build significant revenue and customer base, our margins, net of advertising costs, were too low to sustain a business. As a result, in May 2000, we restructured our netdirect.com business unit and outsourced the website hosting, order processing, credit card processing, and order fulfillment. The restructuring, along with changes to our other businesses, resulted in a downsizing of our workforce by approximately 20 employees. This restructuring resulted in no significant severance or incremental cost. This was part of an overall strategy that included personnel reductions, wage deferrals, reduction in advertising and promotion and other cost reduction measures to reduce our cash usage rate. Contingent on new financing and the effect of our newly proposed business combination with BuyItNow, Incorporated, we intend to refocus our online efforts on our Community Techmart division, a proprietary, web-based, integrated front-and back-office system designed to integrate order fulfillment, merchant authorization, warehousing and financial systems for our clients. Because we did not make our first significant installation of our Techmart solution until April 2000, we have limited data available to gauge the success of the Techmart business model and cannot assure its success.

      All of our businesses recognize revenue upon shipment of the physical product to the customer and we record revenue net of estimated returns. We report the amount payable to our suppliers as cost of goods sold. We historically have maintained a supply of inventory that allows us to meet our customers’ delivery demands in a timely manner. However, our recent cash shortfall has increasingly made this difficult and we are losing sales as a result of our failure to timely deliver, or cause delivery of, products to our customers. In particular, two of our major vendors, Ingram Micro and Tech Data, have discontinued shipment of products for us.

      We have incurred significant losses during the past several years. As discussed further below, our ability to continue as a going concern is dependent on our ability to reduce our cash expenditures and raise substantial additional funds.

Results of Operations

      The following table sets forth statement of operations data for the periods indicated as a percentage of net sales:

	Three Months Ended April 30,

	2000	1999

Net sales	100.0%	100.0%

Cost of goods sold	91.3	93.0

Gross profit	8.7	7.0

Operating expenses Sales and marketing	8.4	7.6

General and administrative	9.1	8.0

Consulting services, stock based	5.3	27.7

Amortization of intangibles	1.3	1.4

	24.1	44.7

Loss from operations	(15.4)	(37.7)

Other income (expense):

Interest expense (net)	(1.9)	(2.6)

Other income (expense)	.4	(.3)

	(1.5)	(2.9)

Net loss	(16.9)%	(40.6)%

      Three Months Ended April 30, 2000 as Compared to the Three Months Ended April 30, 1999

      Net sales. Our net sales increased to $27.3 million for the quarter ended April 30, 2000, from $17.4 million for the quarter ended April 30, 1999, reflecting an increase of $9.9 million or 56.9%. Our sales increase represented a $3.5 million increase for our GTI division (distribution sales), and a $6.4 million increase for our dtpdirect.com division (catalog retail). The GTI increase was the result of growth in our distribution business and $ 2.5 million of additional sales that resulted from our Tech Squared acquisition. We acquired Tech Squared as of November 30, 1999 and therefore did not report net sales from dtpdirect.com prior to that date.

      Cost of goods sold. Cost of goods sold during the quarter ended April 30, 2000 was $25.0 million, or 91.3% of net sales, reflecting an increase of $8.8 million or 54.3%. The cost of goods sold increase includes a $3.3 million increase for our GTI division (distribution sales) and a $5.5 million increase for our dtpdirect.com division. The GTI division increase was primarily due to increased distribution sales that resulted from our Tech Squared acquisition. We did not reflect any cost of goods sold from dtpdirect.com prior to our acquisition of those assets. Our gross margin was 8.7% of net sales for the three months ended April 30, 2000 as compared to 7.0% of net sales for three months ended April 30, 1999. This increase primarily reflects the effect of our acquisition of Tech Squared, which generated a gross margin of 12.8% for the three months ended April 30, 2000.

      Operating expenses. Our sales and marketing expenses increased to $2.3 million during the three months ended April 30, 2000 from $1.3 million for the three months ended April 30, 1999. The primary components of the increase were increased advertising and promotion expenditures of $478,000 and increased sales and marketing personnel expenses of $390,000. The increase in advertising and promotion expenditures was due principally to our October 1999 Lycos contract. We substantially reduced our netdirect.com operations in May 2000 and Lycos terminated our agreement on May 19, 2000. We therefore do not expect to pay any additional amounts to Lycos. Nevertheless, Lycos has threatened to commence suit and seek damages up to approximately $15 million, the full value of our contract. We cannot assure that they will not commence this lawsuit. As a percentage of net sales, sales and marketing expenses were 8.4% for the three months ended April 30, 2000, as compared to 7.6% for the three months ended April 30, 1999.

      General and administrative expenses increased to $2.5 million for the three months ended April 30, 2000 from $1.4 million for the three months ended April 30, 1999. The increase is primarily due to an increase in personnel expenses of $487,000. This increase reflects the expanded size of our operations resulting primarily from our December 1999 acquisition of Tech Squared. As a percentage of net sales, general and administrative expenses were 9.1% for the three months ended April 30, 2000, as compared to 8.0% for the three months ended April 30, 1999.

      For the three months ended April 30, 2000, we incurred $1.4 million of non-cash charges for consulting services. In these transactions, we issued our equity securities in exchange for services and generally incur expense over the term of each agreement, often over a one-year period. We recognized $4.8 million of these charges during the three months ended April 30, 1999. We will incur at least $4.8 million of stock-based consulting services expense in fiscal 2001, resulting from existing consulting contracts.

      Amortization of intangibles totaled $353,000 for the three months ended April 30, 2000, compared with $233,000 for the three months ended April 30, 1999. The majority of this expense was amortization of intangibles related to our Tech Squared, GTI and Softdisk acquisitions.

      Interest expense, net. Interest expense was $504,000 for the three months ended April 30, 2000 as compared to $456,000 for three months ended April 30, 1999. The increase in interest expense for 2000 related principally to $215,000 of interest expense on borrowings under our agreement with Coast Business Credit and $301,000 of interest expense due to amortization of stock-based debt issue costs associated with that agreement. During the 1999 period, we incurred $74,000 of interest to Coast, $278,000 of amortization for stock-based debt issue costs, and $111,000 of interest on $7,000,000 of notes payable to Herold Marketing related to our acquisition of GTI.

      Other income (expense). Other income for the three months ended April 30, 2000 of approximately $112,000 resulted primarily from a gain on sale of marketable securities. During the same period in 1999, we incurred other expense of $53,000 of which $30,000 related to fees incurred to obtain a line of credit.

Liquidity and Capital Resources

      Current Situation. Our ability to continue as a going concern is in jeopardy. Although between February 1 and June 5, 2000, we raised an additional $1.0 million of cash, net of offering costs, through the sale of 2.5 million shares of our Common Stock and $653,000 through the exercise of warrants, as of June 5, 2000, we had only $360,000 of cash and only $797,000 of borrowing capacity under our line of credit. We are in violation of covenants of this line of credit and our lender may declare us in default and foreclose on our assets at any time. We have a large, negative working capital position that was approximately $8.3 million at May 31, 2000. In our GTI and dtpdirect.com businesses, we are not timely paying vendors and several important vendors have placed us on credit hold, making shipment of products to our customers difficult and adversely affecting our net sales.

      We are attempting to continue reduction of our cash outlay from operations, which averaged approximately $812,000 per month during our fiscal year ended January 31, 2000. We reduced our cash outlay to an average of $389,000 per month for the three months ended April 30, 2000. However, we would have depleted our cash sooner had we made any payments to Lycos during these three months. We have stopped our advertising and marketing expenditures for our netdirect.com website and restructured the website. We have deferred the payment of accounts payable and have reduced officer salaries and bonuses pending an improved cash position. We have downsized our workforce to reduce our payroll. We estimate that we have reduced our monthly negative cash flow to approximately $300,000, assuming we can continue our current sales trend, and believe that we may be able to reduce this further, contingent on our ability to maintain sales.

      On June 14, 2000, we entered into an agreement to borrow $1,000,000 from Corona Viking Group, LLC ("Corona"). We have agreed to repay Corona this principal amount, with interest at a rate of 10% per annum, by September 12, 2000, subject to our right to extend the promissory note through December 12, 2000. If we fail to timely repay the note, we have agreed to issue Corona 100,000 shares of our Common Stock for each of the first three months, and 400,000 shares for each of the following nine months, that we are in default. For one year after any default, Corona may convert the amount outstanding on the note into shares of our Common Stock at a conversion price equal to the lower of one-half of our Common Stock market price or $.25 per share, subject to particular adjustments. Corona automatically must convert the note into Common Stock if a registration statement is filed under the Securities Act of 1933, as amended, and declared effective, and our Common Stock trades at over $.50 per share for ten consecutive trading days.

      We have agreed to file a registration statement for Corona by December 31, 2000 and to seek its effectiveness with the U.S. Securities and Exchange Commission within 90 days of the filing date. If we fail to timely file the registration statement or obtain registration, then we have agreed to issue Corona an additional 100,000 shares of our Common Stock for each of the first three months, and an additional 400,000 shares for each of the following nine months, that we are in default.

      To induce Corona to enter into this arrangement, we agreed to issue Corona a five-year warrant to purchase 500,000 shares of our Common Stock at an exercise price of $.25 per share, subject to particular adjustments. We also agreed to repurchase 300,000 shares of Common Stock from affiliates of Graybox, a limited liability company that previously arranged financing for the company and to pay Graybox a $250,000 finders’ fee for the transaction.

      We are seeking additional equity or debt financing, but cannot assure you that we will obtain financing on acceptable terms, or at all. We have also entered into a letter of intent to merge our business with BuyItNow, Incorporated, as described below. We believe, but cannot assure, that our ability to raise additional capital may be enhanced by consummation of this proposed business combination. In any event, if we cannot reduce our cash expenditures and raise additional capital, we may be unable to continue our operations.

      Historical Sources and Uses of Cash. We historically have financed our operations primarily through the private placement of equity and debt securities. Primary uses of cash have been to fund our operation through the development stage and the acquisition and integration of subsidiary businesses. If we are successful in achieving continued revenue growth, our working capital requirement is likely to increase.

      Net cash used by our operating activities during the three months ended April 30, 2000 was $544,000 as compared to $3.0 million for the three months ended April 30, 1999. Net cash used by us for operating activities during the three months ended April 30, 2000 was primarily the result of net losses and decreases in accounts payable, offset in part by non-cash expenses and decreases in inventories and accounts receivable and increases in accrued expenses. Net cash used by our operating activities during the three months ended April 30, 1999 was primarily the result of net losses and increases in accounts receivable and other current assets, and decreases in accrued expenses, partially offset by non-cash expenses, decreases in inventories and increases in accounts payable.

      We used cash of $ 246,000 and $187,000 in investing activities in the three months ended April 30, 2000 and April 30, 1999, respectively. During the three months ended April 30, 2000, we used $526,000 for purchases of leasehold improvements, furniture and equipment, including $349,000 related to the consolidation of our operations into a new facility in Eden Prairie, MN, and $152,000 for Techmart software development. Offsetting these increases was $280,000 received for the one time sale of marketable securities, resulting in a gain of $120,000. For the three months ended April 30, 1999, we used $63,000 for the purchase of furniture and equipment and loaned $124,000 to one of our officers to start a television infomercial business, which we subsequently acquired.

      Net cash provided by financing activities was $126,000 for the three months ended April 30, 2000, as compared to net cash provided by financing activities of $5.4 million for the three months ended April 30, 1999. During the three months ended April 30, 2000, we received net proceeds of $1.1 million from issuance of equity securities including the exercise of options and warrants. In addition, during the three months ended April 30, 2000, we borrowed $30.0 million under our line of credit and repaid $30.4 million on it. Proceeds from these financing activities were used to fund our working capital needs and to retire $230,000 of loans from related parties and $104,000 of notes payable and convertible debentures. During the three months ended April 30, 1999, we received $5.8 million from issuance of equity securities and the collection of a stock subscription receivable of $2.7 million. In addition, we borrowed $4.0 million under the Coast line of credit. We used the proceeds from these 1999 financing activities to retire a $4.0 million note payable to Herold Marketing in connection with our acquisition of GTI. We also used these proceeds to retire $218,000 of loans to related parties and to pay $210,000 in loans fees to establish the Coast line of credit.

      Lycos Agreement. In October 1999, we entered into a three-year E-Commerce Agreement with Lycos, Inc. for comprehensive Internet marketing activities, including co-branding of one of our websites on the Lycos network. Under the agreement, we paid Lycos $1.125 million and agreed to pay an additional $3.375 million by July 2000 including $2.25 million due by April 1, 2000 that we have not paid. We also agreed to pay an additional $5.0 million to Lycos during each of the second and third years of the agreement, subject to Lycos’ right to terminate the agreement unless we agree to pay $6.5 million in such years. Lycos terminated the agreement by notice to us in May 2000, terminated the links to our netdirect.com website from the Lycos network and has threatened to sue us. We are currently negotiating a settlement of the agreement with Lycos, but cannot assure you that we can reach agreement on terms acceptable to us, or at all.

      Capital Expenditures. Although we have no material commitments for capital expenditures, we anticipate that, subject to financing and the effect of our newly proposed business combination with BuyItNow, Incorporated, we will expend approximately $1 million during fiscal year 2001 on additional computer hardware and software resources, including Techmart development e-commerce servers. Our capital expenditures could be materially different if our operating plans are altered.

Recent Accounting Developments

      In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” This SAB summarizes certain of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the views expressed in SAB 101, as amended by SAB 101A, is required no later than the Company’s second quarter of fiscal year 2001. Although it has not made a definite determination of its impact, the Company does not expect the adoption of SAB 101 to have a significant impact on its financial position, results of operations or cash flows.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In December 1999, Cnet, Inc. (“Cnet”) filed a lawsuit against us in the United States District Court for the District of Minnesota. Cnet alleges that we owe them $1,570,674, plus interest, attorneys’ fees and costs in connection with advertising services provided to us. They allege that they permitted us to list products on Cnet’s Internet sites and to receive a link from the Cnet Internet site to our own website in return for which Cnet was to receive “click through” charges for each time that a user utilized a link to our website. We have acknowledged that Cnet provided some services, but maintain that the value for these services is overstated in the lawsuit. In February 2000, we asserted a counterclaim for an accounting to clarify the amount being charged for website links and other services alleged to have been provided by Cnet. In May 2000 Cnet filed a second claim in which it reduced the original claim to $1,483,332 and asked for an additional $500,000 for breach of contract. We intend to vigorously defend this claim. No discovery has been performed to date and no trial date has been set.

      In April 2000, Lycos, Inc. (“Lycos”) demanded payment by us of $2,250,000 they claim is owed under an e-commerce agreement dated October 31, 1999. Lycos asserted that if was not paid by May 12, 2000, it may seek damages of up to $13,375,000. We did not pay any additional amounts to Lycos by that date. On May 19, 2000 Lycos formally terminated our agreement and continues to seek remedies as provided under the agreement. We intend to vigorously defend all claims by Lycos.

      We are attempting to settle the above disputes, but cannot assure that we will do so on acceptable terms, or at all.

      In connection with our January 1999 acquisition of the operating assets of Herold Marketing Associates, Inc. dba Graphics Technologies, Inc. (“Herold”), we escrowed $200,000 of funds for possible future payment to Herold upon a post-closing purchase price reconciliation. Umax, Inc. has asserted a claim against the escrowed funds based on a money judgment against Herold in a matter unrelated to us. Herold and we authorized the payment into court of $85,000 of the amount in escrow for determination by the court as to whether Umax may make a claim for those funds. The matter has not been resolved to date.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Recent Sales of Unregistered Securities.

      (1) Sales for cash consideration to accredited investors

Between February 1 and April 30, 2000, the Company issued to eight accredited individuals and entities 482,500 shares of its Common Stock and warrants to purchase 320,250 shares of its Common Stock for $1.00 per share, for $462,250.

Between February 1 and April 30, 2000, the Company issued to three accredited individuals and entities, 906,550 shares of its Common Stock for $652,948 for the exercise of warrants at exercise prices ranging from $.05 to $1.00 per share.

      (2) Sales in exchange for services rendered to accredited investors

Between February 1 and April 30, 2000, the Company issued 500,000 shares of its common Stock to one entity for $1,265,000 of consulting services.

(d) None

ITEM 5. OTHER INFORMATION

      On June 9, 2000, we entered into a non-binding letter of intent to merge with BuyItNow, Incorporated, an Internet retailer affiliated with Clear Channel Communications, Inc., Emmis Communications, Inc., NBC Interactive, Inc., Star Media, Inc and e4L, Inc. (“BIN”). BIN’s web site features a large selection of brand name products and unique specialty items, including computer hardware and software. In the transaction, we propose to issue to the stockholders of BIN, in exchange for all of the outstanding BIN capital stock, shares of a new class of our convertible preferred stock that will represent 79% of the economic value and voting power of our outstanding Common Stock (assuming exercise and conversion of all outstanding options, warrants and other rights to acquire our Common Stock having exercise prices in excess of the current market price). The transaction is subject to our due diligence investigation and board approval, receipt of an independent appraisal and negotiation of a definitive agreement. We cannot assure that we will consummate this transaction.

      On June 14, 2000, we entered into an agreement to borrow $1,000,000 from Corona Viking Group, LLC ("Corona"). We have agreed to repay Corona this principal amount, with interest at a rate of 10% per annum, by September 12, 2000, subject to our right to extend the promissory note through December 12, 2000. If we fail to timely repay the note, we have agreed to issue Corona 100,000 shares of our Common Stock for each of the first three months, and 400,000 shares for each of the following nine months, that we are in default. For one year after any default, Corona may convert the amount outstanding on the note into shares of our Common Stock at a conversion price equal to the lower of one-half of our Common Stock market price or $.25 per share, subject to particular adjustments. Corona automatically must convert the note into Common Stock if a registration statement is filed under the Securities Act of 1933, as amended, and declared effective, and our Common Stock trades at over $.50 per share for ten consecutive trading days.

      We have agreed to file a registration statement for Corona by December 31, 2000 and to seek its effectiveness with the U.S. Securities and Exchange Commission within 90 days of the filing date. If we fail to timely file the registration statement or obtain registration, then we have agreed to issue Corona an additional 100,000 shares of our Common Stock for each of the first three months, and an additional 400,000 shares for each of the following nine months, that we are in default.

      To induce Corona to enter into this arrangement, we agreed to issue Corona a five-year warrant to purchase 500,000 shares of our Common Stock at an exercise price of $.25 per share, subject to particular adjustments. We also agreed to repurchase 300,000 shares of Common Stock from affiliates of Graybox, a limited liability company that previously arranged financing for the company and to pay Graybox a $250,000 finders’ fee for the transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

EXHIBITS	DESCRIPTION

3.1	Articles of Incorporation of the Company, as amended.*

3.2	By-Laws of the Company, as amended.*

4.1	Form of Stock Certificate, form of Stock Purchase Warrant and Stock Option Agreement.*

4.2	Form of redeemable warrant for December 1999 private placement.*****

10.1	Asset Purchase Agreement dated January 28, 1999, by and among GTI Acquisition Corporation, Herald Marketing Associates, Incorporated, dba Graphics Technology, Inc. and Stephan G. Herold*

10.2	Consulting Agreement dated January 28, 1999, between GTI Acquisition Corporation and Stephan G. Herold*

10.3	Loan and Security Agreement dated February 11, 1999, by and among Virtual Technology Corporation, GTI Acquisition Corporation and Coast Business Credit.*

10.4	Employment Agreement with Gregory Appelhof. ***

10.5	Employment Agreement with John Harvatine.***

10.6	Asset Purchase Agreement dated November 8, 1999 among Tech Squared Inc., T2 Acquisition Corporation, Chareles E. Reese Jr. and Joel A Ronning.****

10.7	First and Second Amendments to the Loan and Security Agreement dated December 10, 1999 and December 15, 1999, respectively, by and among Virtual Technology Corporation, GTI Acquisition Corporation and T2 Acquisition Corporation.*****

10.8	Agreement dated effective September 1, 1999 between Virtual Technology Corporation and eSystems21 Corporation.*****

10.9	Electronic Commerce Agreement dated effective January 4, 2000 between Virtual Technology Corporation dba Netdirect Corporation International and the University of Minnesota.*****

27.	Financial Data Schedule

      (b) Reports on Form 8-K. On March 1, 2000, we filed an amended report on Form 8-K/A to supply the Item 7 financial statement information required in connection with our December 1999 acquisition of the operating assets of Tech Squared, Inc.

*	Incorporated by reference from the Company’s 10-SB, filed with the SEC on February 12, 1999.

**	Incorporated by reference from the Company’s amended Form S-8, filed with the SEC on April 15, 1999.

***	Incorporated by reference from the Company’s 10-K, filed with the SEC on May 6, 1999.

****	Incorporated by reference from the Company’s 8-K, filed with the SEC on December 30, 1999.

*****	Incorporated by reference from the Company’s 10-K, filed with the SEC on May 16, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtual Technology Corporation

By: /s/ Gregory Appelhof

Its: Chief Executive Officer

By: /s/ John Harvatine

Its: Chief Financial Officer

Dated: June 14, 2000