Form 10-Q
period 2000-07-31
VIRTUAL TECHNOLOGY CORP
filed 2000-09-19
CIK 1077597

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (Mark One)

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended: July 31, 2000

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

      For the transition period from                  to
                                     ----------------    ------------------

                        Commission file number: 000-25397

                         VIRTUAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                    MINNESOTA                       41-1639011
           (State or other jurisdiction            (IRS Employer
                 of Incorporation)             Identification Number)

                               6690 Shady Oak Road
                             Eden Prairie, MN 55344
                    (Address of Principal Executive Offices)
                                 (612) 259-4700
              (Registrant's Telephone Number, Including Area Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 14, 2000, the latest practicable date: 41,606,447

                                TABLE OF CONTENTS

ITEM                                                                                                      PAGE

                                                    PART I

                                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS...........................................................................   3

   Condensed Consolidated Balance Sheets at July 31, 2000 (unaudited)
   and January 31, 2000.................................................................................   3

   Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended
   July 31, 2000 and 1999 ..............................................................................   4

   Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended
   July 31, 2000 and 1999...............................................................................   6

   Notes to Condensed Consolidated Financial Statements (unaudited).....................................   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS................................................................  13

                                                   PART II

                                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..............................................................................  19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................  20

ITEM 5.  OTHER INFORMATION..............................................................................  20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................  21

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     July 31, 2000
                                                                      (Unaudited)     January 31, 2000
                                                                     --------------   ----------------
                                  ASSETS
Current assets:
   Cash                                                              $    291,001       $     698,246
   Marketable securities                                                   25,020             185,015
   Accounts receivable, net                                             3,337,116          12,097,442
   Inventories, net                                                     1,529,544           4,677,997
   Other current assets                                                 1,703,884           2,603,725
                                                                     ------------       -------------
         Total current assets                                           6,886,565          20,262,425

Furniture and equipment, net                                              276,584           1,326,643
Capitalized software development costs, net                                                   323,033
Intangibles, net                                                                           10,180,627
Other                                                                   1,130,886           2,574,055
                                                                     ------------       -------------
   Total assets                                                      $  8,294,035       $  34,666,783
                                                                     ============       =============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Notes and line of credit, current portion                         $  3,538,299       $   7,887,907
   Convertible note payable                                               330,000
   Capital lease obligations, current portion                              12,692              13,951
   Accounts payable                                                    10,400,639          15,076,375
   Accrued expenses and other current liabilities                       2,670,165           3,474,854
                                                                     ------------       -------------
     Total current liabilities                                         16,951,795          26,453,087
                                                                     ------------       -------------

Capital lease obligations, net of current portion                          44,817              50,519

Stockholders' equity (deficiency)
   Common stock - $.001 par value; 100,000,000 shares
     authorized; shares issued and outstanding - 39,781,453
     and 34,142,403, respectively                                          39,781              34,142
   Additional paid in capital                                          50,083,054          44,949,469
   Cumulative translation adjustments                                     (27,064)             (3,738)
   Stock subscription receivable                                         (925,000)           (925,000)
   Accumulated deficit                                                (57,873,348)        (35,891,696)
                                                                     ------------       -------------
     Total stockholders' equity (deficiency)                           (8,702,577)          8,163,177
                                                                     ------------       -------------
     Total liabilities and stockholders' equity (deficiency)         $  8,294,035       $  34,666,783
                                                                     ============       =============

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                            Three months ended
                                                                     July 31, 2000       July 31, 1999
                                                                     -------------       -------------
NET SALES                                                            $ 10,877,645        $ 16,514,314

COST OF GOODS SOLD                                                     10,048,601          15,311,945
                                                                     -------------       -------------

GROSS MARGIN                                                              829,044           1,202,369
                                                                     -------------       -------------

OPERATING EXPENSES
   Sales and marketing                                                  1,722,785           1,748,479
   General and administrative                                           1,950,462           1,766,225
   Loss on impairment of long-lived assets                             11,235,895
   Cnet litigation settlement                                          (1,070,674)
   Consulting services, stock based                                     2,742,257           1,739,289
   Amortization of intangibles                                            314,671             232,827
                                                                     -------------       -------------
                                                                       16,895,396           5,486,820
                                                                     -------------       -------------
LOSS FROM OPERATIONS                                                  (16,066,352)         (4,284,451)
                                                                     -------------       -------------

OTHER INCOME (EXPENSE)
   Interest expense, net                                               (1,264,132)           (385,735)
   Other income (expense)                                                 (43,997)             (3,831)
                                                                     -------------       -------------
                                                                       (1,308,129)           (389,566)
                                                                     -------------       -------------

NET LOSS                                                             $(17,374,481)       $ (4,674,017)
                                                                     =============       =============
NET LOSS PER COMMON SHARE - BASIC AND
   DILUTED                                                                  $(.46)              $(.16)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED                                     37,759,714          28,996,285

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                             Six months ended
                                                                     July 31, 2000       July 31, 1999
                                                                     -------------       -------------
NET SALES                                                            $ 38,201,994        $ 33,897,077

COST OF GOODS SOLD                                                     35,008,773          31,481,947
                                                                     -------------       -------------

GROSS MARGIN                                                            3,193,221           2,415,130
                                                                     -------------       -------------

OPERATING EXPENSES
   Sales and marketing                                                  4,021,832           3,065,281
   General and administrative                                           4,430,757           3,159,389
   Loss on impairment of long-lived assets                             11,235,895
   Cnet litigation settlement                                          (1,070,674)
   Consulting services, stock based                                     4,188,972           6,553,661
   Amortization of intangibles                                            667,932             465,653
                                                                     -------------       -------------
                                                                       23,474,714          13,243,984
                                                                     -------------       -------------
LOSS FROM OPERATIONS                                                  (20,281,493)        (10,828,854)
                                                                     -------------       -------------

OTHER INCOME (EXPENSE)
   Interest expense, net                                               (1,768,414)           (841,762)
   Other income (expense)                                                  68,255             (56,797)
                                                                     -------------       -------------
                                                                       (1,700,159)           (898,559)
                                                                     -------------       -------------

NET LOSS                                                             $(21,981,652)       $(11,727,413)
                                                                     =============       =============
NET LOSS PER COMMON SHARE - BASIC AND
   DILUTED                                                                  $(.60)              $(.42)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED                                     36,755,799          27,842,838


      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Six months ended
                                                                     July 31, 2000       July 31, 1999
                                                                     -------------       -------------
OPERATING ACTIVITIES
Net loss                                                           $  (21,981,652)      $ (11,727,413)
Adjustments to reconcile net loss to net cash
used by operating activities
   Stock based compensation and interest expense                        5,807,744           6,694,977
   Cnet litigation settlement                                          (1,070,674)
   Loss on impairment of long-lived assets                             11,235,895
   Amortization                                                           667,932           1,021,030
   Loss on abandonment of capitalized software                             79,048
   Depreciation                                                           301,136              62,430
   Provision for losses on accounts receivable                             70,079              82,341
   Provision for inventory obsolescence                                   146,295
   Gain on sale of marketable securities                                 (120,000)
   Changes in operating assets and liabilities:
     Accounts receivable                                                8,690,245          (3,257,394)
     Inventories, net                                                   3,002,158           2,392,013
     Other current assets                                                     472            (333,621)
     Deposits                                                             (22,178)              3,490
     Accounts payable                                                  (3,605,063)            605,209
     Accrued expenses and other current liabilities                      (804,688)            128,222
                                                                   ---------------      --------------
   Net cash provided (used) in operating activities                     2,393,749          (4,328,716)
                                                                   ---------------      --------------

INVESTING ACTIVITIES
   Purchases of furniture and equipment                                  (730,289)           (179,389)
   Loan to related party                                                                     (123,750)
   Investment in securities                                                                  (200,000)
   Proceeds from sale of marketable securities                            279,995
                                                                   ---------------      --------------
   Net cash used in investing activities                                 (450,294)           (503,139)
                                                                   ---------------      --------------

FINANCING ACTIVITIES
   Line of credit borrowings                                           45,558,991          29,082,356
   Line of credit payments                                            (49,542,332)        (25,040,431)
   Borrowing under notes payable                                          402,151             500,000
   Payments on notes payable and convertible notes                       (208,419)         (6,724,171)
   Payments on capital lease obligations                                   (6,961)             (5,096)
   Repayment of loans from related parties                               (230,000)           (386,543)
   Loan fees                                                                                 (207,027)
   Proceeds from options and warrants exercised                           652,948             854,500
   Proceeds from issuance of common stock                               1,066,500           5,000,050
   Common stock offering costs                                            (20,250)           (525,000)
   Collection of subscription receivable                                                    2,676,436
                                                                   ---------------      --------------
   Net cash (used) provided by financing activities                    (2,327,372)          5,225,074
                                                                   ---------------      --------------
Effect of foreign currency on cash                                        (23,326)
                                                                   ---------------      --------------
NET INCREASE (DECREASE) IN CASH                                          (407,245)            393,219

CASH
   Beginning of period                                                    698,246             125,993
                                                                   ---------------      --------------
   End of period                                                   $      291,001       $     519,212
                                                                   ===============      ==============

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying notes are an integral part of the consolidated financial statements.


1. BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of Virtual Technology Corporation as of and for the three and six months ended July 31, 2000 and July 31, 1999 reflect all adjustments (consisting only of normal recurring adjustments, except for the asset impairment charges described in Note
2) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended January 31, 2000 and the notes thereto included in Virtual Technology Corporation's Form 10-K. The results of operations for the three and six months ended July 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2001.

         The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company incurred a net loss of $28,166,026 and negative cash flows from operations of $5,975,108 during the fiscal year ended January 31, 2000. For the six months ended July 31, 2000 the Company incurred a net loss of $21,981,652. At July 31, 2000, the Company had an accumulated deficit of $57,873,348, a working capital deficit of $10,065,230 and was in violation of a covenant contained in its line of credit facility.


         Although the Company's management has developed and attempted to execute an operating and financing plan to reduce its operating costs, focus resources on the profitable elements of its distribution business, renegotiate terms of its line of credit agreement, and obtain additional debt and/or equity financing, the Company has been unsuccessful in obtaining sufficient financing to operate its business at levels that will allow it to generate sufficient cash flows to fund its operations and service its debts. The Company's lack of profitability and financing has caused its payments to critical vendors to fall into arrears to such an extent that these vendors are refusing to supply the Company with the inventories necessary to operate the business. The Company has been forced to suspend some of its operations. Certain of the Company's vendors have filed or have threatened to file formal claims against the Company due to their failure to pay amounts due. In addition, the Company's working capital lender has discontinued making advances to the Company and, as of September 13, 2000, has notified the Company that it is in default of the loan agreement and has demanded repayment of all outstanding borrowings within 45 days of such notice. Based upon these severe cash flow shortages, there is substantial doubt about the Company's ability to continue as a going concern. The Company may be forced to seek protection under federal bankruptcy laws.

         These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)




2. Impairment

         As described in Note 1, the Company is experiencing severe cash shortages and has suspended certain operations. During the Company's second fiscal quarter, these cash flow shortages led to an acute decrease in net sales. Net sales decreased from $27,324,349 for the three months ended April 30, 2000 to $10,877,645 for the three months ended July 31, 2000. Additionally, net sales were approximately $1,480,000 for the month of July 2000, and the Company experienced a further decrease in sales in August 2000. As a result of these operating developments, the Company has evaluated the carrying value of its long-lived assets as required by Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). An evaluation of future undiscounted cash flows indicated that the carrying value of the Company's long-lived assets were impaired. Accordingly, the Company measured and recorded the fair value of these long-lived assets as required by FAS 121 which resulted in an impairment charge of $11,235,895 which is included in operations for the quarter ended July 31, 2000.

         The Company determined the fair value of capitalized software, identifiable intangibles, and goodwill based upon estimated future discounted cash flows related to the assets. The Company determined the fair value of furniture and equipment based upon the current estimated sales value of the assets, less the cost to sell such assets.

         The impairment charges by segment consist of the following:

                                                                    Segment
                                                            Retail        Distribution          Total
                                                         ------------     -------------      ------------
 Furniture and equipment                                 $  1,192,449      $    102,679      $   1,295,128
 Capitalized software development costs                       428,076                 -            428,076
 Identifiable intangible assets                             1,299,289           838,848          2,138,137
 Goodwill                                                      28,430         7,346,124          7,374,554
                                                         ------------      ------------      -------------
                                                         $  2,948,244      $  8,287,651      $  11,235,895
                                                         ============      ============      =============

         After the impairment adjustment, the components of furniture and equipment is as follows:

                                                         July 31, 2000
                                                           Unaudited           January 31, 2000
                                                         -------------         ----------------
 Office furniture and equipment                          $    667,321          $       344,161
 Computer equipment and purchased software                  1,994,995                1,325,185
                                                         -------------         ----------------
                                                            2,662,316                1,669,346
 Less accumulated depreciation and impairment charges      (2,385,732)                (342,703)
                                                         -------------         ----------------
                                                         $    276,584          $     1,326,643
                                                         =============         ================

3. COMPREHENSIVE LOSS

         The components of total comprehensive loss are shown below. Comprehensive loss includes net loss and foreign currency translation adjustments that are charged or credited to stockholders' equity.

         Comprehensive loss for the six months ended July 31, 2000 and July 31, 1999 was as follows:

                                                                JULY 31, 2000               JULY 31, 1999
                                                               ---------------             ---------------
Net loss                                                       $  (21,981,652)             $  (11,727,413)
Foreign currency translation adjustments                             ( 23,326)
                                                               ---------------             ---------------
Comprehensive loss                                             $  (22,004,978)             $  (11,727,413)
                                                               ===============             ===============


4. NET LOSS PER COMMON SHARE

         Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period. The Company's common equivalent shares are those that result from dilutive common stock options, warrants, and convertible debt. The calculation of diluted net loss per common share for the six month periods ended July 31, 2000 and 1999 exclude 20,836,944 and 7,622,552 equivalent shares, respectively, because their effect would be antidilutive.


5.LEGAL PROCEEDINGS

         Discussion of legal matters is incorporated by reference from Part II,
Item I of this Form 10-Q "Legal Proceedings" and should be considered an integral part of these Condensed Consolidated Financial Statements.


6. COMMITMENTS AND CONTINGENCIES

         The Company has an agreement with a consultant pursuant to which, if certain performance measures are met, the consultant is entitled to a bonus consisting of warrants to purchase 100,000 shares of the Company's common stock for three years at an exercise price of $1.00 per share. As of July 31, 2000 no compensation expense has been recorded related to the bonus because management does not consider it probable that the performance measures will be met.

         In October 1999, the Company entered into a three-year E-Commerce Agreement with Lycos, Inc. for comprehensive Internet marketing activities, including co-branding of a Company website on the Lycos network. Under the agreement, the Company has paid Lycos $1,125,000 and is obligated to pay an additional $5,875,000 in fiscal 2001, $5,000,000 in fiscal 2002 and $2,500,000 in fiscal 2003. The Company has included all amounts contractually due for services provided in the accompanying financial statements as of January 31, 2000 and July 31, 2000 and for the three and six months ended July 31, 2000. The Company believes that Lycos breached the underlying contract and in February 2000 the Company suspended payments on the agreement. On May 19, 2000 Lycos formally terminated the agreement and threatened to seek payment of all sums due under the agreement, together with the costs of collection, including attorney fees. The Company and Lycos have entered into settlement discussions. The Company believes it has adequately accrued for the amount that would likely be due under a settlement agreement.

         In July 2000 a vendor filed suit in Orange County Superior Court in Santa Ana, California to collect approximately $65,000 that the vendor claims is due from sales of inventory to the Company. The Company believes it has adequately accrued for any amount that may be due as a result of this action.

         Since July 2000 the Company has received numerous demands for payment of past-due invoices from many of its creditors. These demands have included the threat of legal action if payment is not made. Due to its lack of working capital the Company currently is unable to make payments to satisfy its creditors. The Company is attempting to negotiate with its creditors to reduce their claims or to seek cancellation of them in exchange for shares of the Company's Common Stock. There is no assurance that the Company can successfully negotiate these arrangements.

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


         In December 1999 the Company entered into a purchase agreement to acquire certain of the assets of Softdisk, Inc., including the downloadstore.com website, and to lease the screensaverstudio.com website from Softdisk, Inc. in exchange for cash, Common Stock and an interest-free note payable over 12 months at $9,150 per month. In July 2000 the Company defaulted on the note and subsequently failed to make timely payments in August 2000 and September 2000. Softdisk has demanded payments totaling $27,450 and threatened to seek whatever remedies are available under the terms of the agreement, which could include return of the downloadstore.com website and a customer list to Softdisk. In addition, as part of the lease agreement for screensaverstudio.com the Company agreed to a minimum lease payment of $10,000 per month for a period of three years. In August 2000 the Company received a notice of default on the lease for failure to pay $18,000 due for the three month period ended June 30, 2000. Softdisk has also demanded this payment and threatened to seek whatever remedies are available under the terms of the agreement.

         The Company is attempting to settle the above disputes, but cannot assure that it will do so on acceptable terms, or at all.

         In March 1999, the Company entered into a nine-month agreement with Cnet, Inc. to provide advertising and lead generating services through links to the Company's website. Under the agreement, the Company agreed to pay a base monthly fee plus additional fees based upon traffic to the Company's website. The Company has included all amounts due for services that were to be provided in the accompanying financial statements as of January 31, 2000 and July 31, 2000 and for the three and six months ended July 31, 2000. The Company suspended payments to Cnet in October 1999 because of dissatisfaction with the services provided. In December 1999, Cnet initiated a lawsuit seeking to recover approximately $1,600,000 plus interest and costs for services rendered through October 31, 1999. In May 2000, Cnet amended its lawsuit to recover an additional $500,000 for lost revenue in the months of November and December 1999. In August 2000 the Company and Cnet reached agreement to settle their dispute. Under the terms of the agreement Cnet accepted 2,000,000 shares of the Company's Common Stock with a market value of $500,000 and agreed to drop its lawsuit against the Company. The Company has reduced its accrued liability to Cnet as of July 31, 2000 from the contractual amount originally recorded ($1,570,674) to $500,000. This reduction in the estimated liability resulted in a reduction in second quarter operating expenses of $1,070,674.

         In December 1999 the Company entered into an agreement with a shareholder (the "Lender") who extended a $300,000 letter of credit (the "Letter of Credit") for three years on behalf of the Company in order to satisfy a lessor's requirement for entering into a lease. In exchange, the Company gave the holder of the Letter of Credit an option to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.68 per share. Contingent upon the Letter of Credit being drawn upon, the Company has agreed to pay the Lender interest on the drawn funds at the "prime" rate of interest (as reported in the Wall Street Journal), plus 4%. In addition, in the event funds are drawn against the Letter of Credit, the Company has agreed to issue the Lender an additional warrant to purchase 10,000 shares of the Company's Common Stock at a price equal to the high closing bid price on the date of any such first draw against the Letter of Credit. Further and again contingent on a draw against the Letter of Credit, the Company has granted the Lender an option to convert all or part of the outstanding principal and interest thereby owing into shares of the Company's Common Stock at a price equal to a 25% discount from the high closing bid price of Shares as reported on the OTC Bulletin Board on the date that the Lender gave written notice to the Company of the Lender's intent to effect such a conversion. In July 2000 the Company defaulted on its building lease for failure to pay certain lease and tenant improvement costs. In September 2000 the Company was able to cure this default prior to the Letter of Credit being drawn upon. In the event that the Company is unable to secure additional financing, it is likely that the lessor will draw on the Letter of Credit.

         In June 2000 the Company entered into an agreement to borrow $1,000,000 from Corona Viking, LLC. The Company agreed to repay Corona this principal amount, with interest at a rate of 10% per annum, by September 12, 2000, subject to a right to extend the promissory note through December 12, 2000. The maturity date has been extended to December 12, 2000. Corona has the option to convert any outstanding amounts of principal and interest into the Company's Common Stock at a rate of $.25 per share. In June 2000 Corona advanced $330,000 under terms of this agreement If the Company fails to repay the note, the Company has agreed to issue Corona 100,000 shares of its Common Stock for each of the first three months of delinquency, and 400,000 shares for each of the following nine months, that the Company is in payment default. For one year after any default, Corona may convert the amount outstanding on the note into shares of the Company's Common Stock at a conversion price equal to the lower of one-half of its Common Stock market price or $.25 per share, subject to adjustments, as defined. Corona automatically must convert the note into Common Stock if a registration statement is filed under the Securities Act of 1933, as amended, and declared effective, and the Company's Common Stock trades at over $.50 per share for ten consecutive trading days.

         The Company has agreed to file a registration statement for Corona by December 31, 2000 and to seek its effectiveness with the U.S. Securities and Exchange Commission within 90 days of the filing date. If the Company fails to timely file the registration statement or obtain registration, then the Company has agreed to issue Corona an additional 100,000 shares of its Common Stock for each of the first three months, and an additional 400,000 shares for each of the following nine months, that the Company is in default.

         To induce Corona to enter into this arrangement, the Company agreed to issue Corona a five-year warrant to purchase 500,000 shares of its Common Stock at an exercise price of $.25 per share, subject to particular adjustments. The Company also agreed to repurchase 300,000 shares of its Common Stock controlled by Corona and to pay Corona a $250,000 finders' fee upon completion of the transaction.



7. OPERATING SEGMENTS AND RELATED INFORMATION

         The Company operates in two segments, retail sales and distribution sales to retail and wholesale outlets. The increase in net sales and cost of goods sold between periods is primarily due to the acquisition of Tech Squared, Inc. in December 1999.



                                                       FOR THE                                  FOR THE
                                          THREE MONTHS ENDED JULY 31, 2000           THREE MONTHS ENDED JULY 31, 1999
                                        -------------------------------------      -------------------------------------
                                          RETAIL    DISTRIBUTION     TOTAL           RETAIL    DISTRIBUTION     TOTAL
                                          ------    ------------     -----           ------    ------------     -----
Net sales to external customers         $3,283,472   $7,594,173   $10,877,645      $3,093,578   $13,420,736  $16,514,314
Cost of goods sold                       2,969,150    7,083,604    10,048,601       2,940,407    12,371,538   15,311,945
                                        ----------  ------------  -----------      ----------   -----------  -----------
Gross profit                            $  314,322   $  510,569   $   829,044      $  153,171   $ 1,049,198  $ 1,202,369
                                        ==========  ============  ===========      ==========   ===========  ===========


                                                       FOR THE                                  FOR THE
                                          THREE MONTHS ENDED JULY 31, 2000           THREE MONTHS ENDED JULY 31, 1999
                                        -------------------------------------      -------------------------------------
                                          RETAIL    DISTRIBUTION     TOTAL           RETAIL    DISTRIBUTION     TOTAL
                                          ------    ------------     -----           ------    ------------     -----
Net sales to external customers        $11,667,084  $26,534,910   $38,201,994      $4,972,358   $28,924,719  $33,897,077
Cost of goods sold                      10,308,915   24,704,011    35,008,773       4,766,882    26,715,065   31,481,947
                                       -----------  ------------  -----------      ----------   -----------  -----------
Gross profit                           $ 1,358,169  $ 1,830,899   $ 3,193,221      $  205,476   $ 2,209,654  $ 2,415,130
                                       ===========  ============  ===========      ==========   ===========  ===========

                 VIRTUAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


8. SUBSEQUENT EVENTS

         In September 2000 Mitsubishi Electric & Electronics USA, Inc. filed a claim with the American Arbitration Association in Orange County, California demanding payment of $227,000 plus late payment fees, arbitration costs and attorney's fees for products delivered to the Company's GTI subsidiary in April, May and June 2000. The Company believes it has adequately provided for any amounts due on this claim.

         In September 2000 Coast Business Credit ("Coast") sent to the Company a notice of default on its loan and security agreement demanding full repayment of their loans within 45 days. In addition to the demand for payment of the outstanding loans, which had a balance of $500,000 as of September 13, 2000, Coast has demanded payment of a one-time $200,000 termination fee. Coast has also stopped advancing funds to the Company for working capital, including product purchases, and has indicated they will make future advances only at their sole discretion. Coast is currently applying all funds that the Company receives on account to reduction of Coast's debt. As a result of the termination of this lending agreement the Company has reduced the estimated period over which certain deferred financing cost will be amortized to coincide with the period over which repayment must be made to Coast. This resulted in an increase in interest expense in the second fiscal quarter of approximately $790,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT AND "RISK FACTORS" INCLUDED IN THE COMPANY'S FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 2000. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS, AS PERMITTED AND COVERED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE CURRENT EXPECTATIONS OF THE COMPANY, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THIS INFORMATION. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE.

Overview

         As described in the footnotes to the financial statements, we are experiencing severe cash shortages and have suspended certain operations. During our second fiscal quarter, these cash flow shortages led to an acute decrease in net sales. Net sales decreased from $27.3 million for the three months ended April 30, 2000 to $10.9 million for the three months ended July 31, 2000. Additionally, net sales were approximately $1.5 for the month of July 2000, and we experienced a further decrease in sales in August 2000. Our plans to raise additional debt or equity funding have not materialized. As a result of Corona's failure since June 2000 to advance all funds promised to us, our inability during the past several months to obtain other debt or equity funding, Coast's termination in September 2000 of our loan agreement, Coast's collection of all cash we receive on account to reduce our debt to Coast and our vendors' refusal to ship products to us, we believe that our ability to continue as a going concern is in jeopardy.

         Historically, we have been an e-commerce provider of high performance computer hardware, software and peripheral products to computer end-users and to wholesale and retail customers throughout the United States and Canada. We have been operating in two primary business segments in the computer products industry: sales to end user businesses and consumers through our netdirect.com website and dtpdirect.com direct marketing business, and sales to wholesale and retail outlets through our GTI wholesale distribution business. Contingent on obtaining financing, we intend to focus our business on the operations of GTI.

         GTI, historically our largest business in terms of revenue, is a distributor of computer peripheral equipment to wholesale and retail outlets throughout the United States and Canada. GTI has specialized in high performance computer equipment, computer integrated systems design and the assembly and sale of complete computer systems. Until our vendors stopped shipping to us, GTI purchased products from more than 40 manufacturers of computer related products, maintained a stocking inventory of approximately 1,600 products and acted as a fulfillment business for our end-user businesses. We acquired the assets of GTI from Herold Marketing Associates, Inc. in January 1999 and accounted for the acquisition using the purchase method of accounting.

         Until our working capital shortage required us to suspend the operations of our dtpdirect.com division, the division was a national business-to-business direct marketer of computer hardware and software products primarily for users of Apple Macintosh(R) personal computers. We acquired the division upon our purchase of the operating assets of Tech Squared Inc. in December 1999. We also accounted for this acquisition using the purchase method of accounting. As of September 14, 2000, we have downsized the dtpdirect.com workforce through layoff or attrition to 11 from approximately 60 employees in April 2000. Our restructuring resulted in no significant severance or incremental costs. Netdirect.com was our website through which we offered computer-related products. During fiscal 2000, we planned to build a loyal customer base by attracting new customers through online advertising, competitive pricing and free shipping. The results of this strategy were disappointing. Although we were able to build significant revenue and customer base, our margins, net of advertising costs, were too low to sustain a business. As a result, in May 2000, we restructured our Netdirect.com business unit and outsourced the website hosting, order processing, credit card processing, and order fulfillment. The restructuring, along with changes to our other businesses, resulted in a downsizing of our workforce by approximately 20 employees. This restructuring resulted in no significant severance or incremental costs.

         All of our businesses recognize revenue upon shipment of the physical product to the customer and we record revenue net of estimated returns. We report the amount payable to our suppliers as cost of goods sold. We historically maintained a supply of inventory to allow us to meet our customers' delivery demands in a timely manner. However, our recent cash shortfall has increasingly made this difficult and we have lost sales as a result of our failure to timely deliver, or cause delivery of, products to our customers. Virtually all of our vendors have discontinued shipment of products to us. Our vendor situation and cash shortage is adversely affecting, and will continue to adversely affect, our net sales.

         We have incurred significant losses during the past several years. As discussed further below, our ability to continue as a going concern is in jeopardy and is dependent on our ability to raise substantial additional funds.

Impairment of Long-lived Assets

         As a result of Corona's failure since June 2000 to advance all funds promised to us, our inability during the past several months to obtain other debt or equity funding, Coast's termination in September 2000 of our loan agreement, Coast's collection of all cash we receive on account to reduce our debt to Coast and our vendors' refusal to ship products to us, we believe that our ability to continue as a going concern is in jeopardy. Furthermore, we have concluded consistent with the provisions of Financial Accounting Standard Number 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", that the carrying value of our long-lived assets exceeded their fair values. Accordingly, as more fully described in Note 2 of the notes to our financial statements, at July 31, 2000, we have written down the carrying value of our assets by $11.2 million and have recognized a corresponding charge to our operations. Our asset writedown and related charge to operations relate to the write down of the carrying value of all acquired identifiable intangible assets and goodwill to zero and the write down of furniture and equipment to their estimated fair values.

Results of Operations

         The following table sets forth statement of operations data for the periods indicated as a percentage of net sales:

                                                 Three Months Ended July 31,         Six Months Ended July 31,
                                                 ---------------------------         -------------------------
                                                   2000              1999             2000              1999
                                                ----------        ----------       ----------        ----------
Net sales                                         100.0%            100.0%           100.0%            100.0%
Cost of goods sold                                 92.4              92.7             91.6              92.9
                                                ----------        ----------       ----------        ----------
Gross profit                                        7.6               7.3              8.4               7.1

Operating expenses
Sales and marketing                                15.8              10.6             10.5               9.1
General and administrative                         17.9              10.7             11.6               9.3
Loss in impairment of long-lived assets           103.3                               29.4
Litigation settlement                              (9.8)                              (2.8)
Consulting services, stock based                   25.2              10.5             11.0              19.3
Amortization of intangibles                         2.9               1.4              1.8               1.4
                                                ----------        ----------       ----------        ----------
                                                  155.3              33.2             61.5              39.1

Loss from operations                             (147.7)            (25.9)           (53.1)            (32.0)

Other income (expense):
Interest expense                                  (11.6)             (2.3)            (4.6)             (2.5)
Other (expense) income, net                         (.4)              (.1)              .2               (.1)
                                                ----------        ----------       ----------        ----------
                                                  (12.0)             (2.4)            (4.4)             (2.6)
                                                ----------        ----------       ----------        ----------
Net loss                                         (159.7)%           (28.3)%          (57.5)%           (34.6)%
                                                ==========        ==========       ==========        ==========

         Three Months Ended July 31, 2000 as Compared to the Three Months Ended July 31, 1999

         Net sales. Our net sales decreased to $10.9 million for the three months ended July 31, 2000, from $16.5 million for the three months ended July 31, 1999, reflecting a decrease of $5.6 million or 34.1%. Our sales decrease occurred primarily because our recent cash shortfall has made it difficult to purchase inventory and this has had an adverse affect on our sales. Additionally, we have suspended certain operations as discribed in the overview of this discussion, which has also caused a decrease in net sales. We expect that, absent substantial additional funding, our sales will continue to decline.

         Cost of goods sold. Cost of goods sold during the three months ended July 31, 2000 was $10.1 million, or 92.4% of net sales, reflecting a decrease of $5.3 million or 34.4%. Our cost of goods decrease is directly related to the decrease in sales. Our gross margin was 7.6% for the three months ended July 31, 2000, approximately the same as our gross margin of 7.3% for the three months ended July 31, 1999.

This margin principally reflects the margins from sales by our distributor, GTI, which was our primary source of revenues in fiscal year 2000 and in the current quarter.

         Operating expenses. Our sales and marketing expenses remained unchanged at $1.7 million during the three months ended July 31, 2000 as compared to the three months ended July 31, 1999. The largest component of our sales and marketing expenses for the three months ended July 31, 2000 was $875,000 we accrued based upon our contractual obligation relating to our Lycos agreement. Lycos terminated our agreement on May 19, 2000. Although we are negotiating a settlement to the Lycos contract, we cannot assure that we will reach an amicable settlement. As a percentage of net sales, sales and marketing expenses were 15.8% for the three months ended July 31, 2000, as compared to 10.6% for the three months ended July 31, 1999. The percentage increase is primarily attributable to a reduction in our sales without a commensurate reduction in our sales and marketing expenses.

         General and administrative expenses increased to $2.0 million for the three months ended July 31, 2000 from $1.8 million for the three months ended July 31, 1999. The increase is primarily due to the operations of Tech Squared, which was acquired in December 1999. As a percentage of net sales, general and administrative expenses were 17.9% for the three months ended July 31, 2000, as compared to 10.7% for the three months ended July 31, 1999. The percentage increase is primarily attributable to a reduction in our sales without a commensurate reduction in our general and administrative expenses.

         Loss on impairment of long-lived assets was $11.2 million for the three months ended July 31, 2000. During the three months ended July 31, 2000, our lack of working capital forced us to downsize our operations, lay off a significant number of employees and seek to recapitalize or sell all or parts of our operations. As a result of Corona's failure since June 2000 to advance all funds promised to us, our inability during the past several months to obtain other debt or equity funding, Coast's termination in September 2000 of our loan agreement, Coast's collection of all cash we receive on account to reduce our debt to Coast and our vendors' refusal to ship products to us, we believe that our ability to continue as a going concern is in jeopardy. As described above, we have determined that the carrying value of our long-lived assets at July 31, 2000, are impaired. We therefore have written down the carrying value of these assets.

         The Cnet litigation settlement resulted in a $1.1 million decrease in our operating expenses for the three months ended July 31, 2000. In August 2000, we settled our dispute with Cnet. Cnet accepted 2,000,000 shares of our Common Stock. As a result of this settlement, we have reduced our previously recorded accrued liability for the Cnet claim from approximately $1.6 million to $500,000.

         For the three months ended July 31, 2000, we incurred $2.7 million of non-cash charges for consulting services and a penalty relating to warrants. In these consulting transactions, we issued our equity securities in exchange for services and generally incur expense over the term of each agreement, often over a one-year period. The penalty expense of $986,000 represents warrants issued to directors, officers and an existing shareholder as a penalty for our failure to register shares underlying warrants which we issued to those persons in December 1999. We recognized $1.7 million of consulting charges during the three months ended July 31, 1999. We expect to incur at least $1.0 million of additional stock-based consulting services expense in fiscal 2001, resulting from existing consulting contracts.

         Amortization of intangibles totaled $315,000 for the three months ended July 31, 2000, as compared with $233,000 for the three months ended July 31, 1999. The majority of this expense was amortization of intangibles related to our Tech Squared, GTI and Softdisk acquisitions, prior to the write down of the carrying value of these assets.

         Interest expense, net. Interest expense was $1.3 million for the three months ended July 31, 2000 as compared to $386,000 for three months ended July 31, 1999. The increase in interest expense for fiscal 2001 related principally to $174,000 of interest expense on borrowings under our agreement with Coast Business Credit and $1.1 million of interest expense due to amortization of stock-based debt issue costs associated with that agreement. During the 1999 period, we incurred $108,000 of interest to Coast and $278,000 of amortization for stock-based debt issue costs.

         Six Months Ended July 31, 2000 as Compared to the Six Months Ended July 31, 1999

         Net sales. Our net sales increased to $38.2 million for the six months ended July 31, 2000, from $33.9 million for the six months ended July 31, 1999, reflecting an increase of $4.3 million or 12.7%. Our net sales increase represented a $2.1 million decrease for our GTI division (distribution sales), a $9.5 million increase for our dtpdirect.com division (catalog retail) and a $2.8 million decrease in e-commerce sales. The GTI and e-commerce decreases were the result of our cash shortfall, which has made it difficult to purchase inventory resulting in an adverse effect on our sales. We acquired Tech Squared as of November 30, 1999 and therefore did not report net sales from dtpdirect.com prior to that date. We expect our GTI division sales to decline without additional substantial funding, as virtually all of our vendors have ceased their product shipments to us. Additionally, we have suspended certain operations as described in the overview of this discussion, which has also caused a decrease in net sales.

         Cost of goods sold. Cost of goods sold during the six months ended July 31, 2000 was $35.0 million, or 91.6% of net sales, reflecting an increase of $3.5 million or 11.2%. The cost of goods sold increase includes a $1.8 million decrease for our GTI division (distribution sales), a $8.2 million increase for our dtpdirect.com division (catalog retail) and a $2.7 million decrease in e-commerce cost of goods. Our cost of goods decrease for GTI and e-commerce is directly related to the decrease in sales. We acquired Tech Squared as of November 30, 1999 and therefore did not report cost of goods sold from dtpdirect.com prior to that date. Our gross margin was 8.4% of net sales for the six months ended July 31, 2000 as compared to 7.1% of net sales for the six months ended July 31, 1999. This increase primarily reflects the effect of our acquisition of Tech Squared.

         Operating expenses. Our sales and marketing expenses increased to $4.0 million during the six months ended July 31, 2000 from $3.1 million for the six months ended July 31, 1999. The increase is primarily due to the expanded size of our operations resulting from our December 1999 acquisition of Tech Squared. The primary component of that increase was sales and marketing personnel expenses of $841,000. As a percentage of net sales, sales and marketing expenses were 10.5% for the six months ended July 31, 2000, as compared to 9.1% for the six months ended July 31, 1999. We expect that, as our sales decline, our sales and marketing expenses will increase as a percentage of our sales, despite our efforts to reduce the actual amount of these expenses.

         General and administrative expenses increased to $4.4 million for the six months ended July 31, 2000 from $3.1 million for the six months ended July 31, 1999. The increase is primarily due to the expanded size of our operations resulting from our December 1999 acquisition of Tech Squared. The primary components of that increase were personnel expenses of $517,000, credit card charges of $186,000 and rent of $91,000. As a percentage of net sales, general and administrative expenses were 11.6% for the six months ended July 31, 2000, as compared to 9.3% for the six months ended July 31, 1999. We expect that, as our sales decline, our general and administrative expenses will increase as a percentage of our sales, despite our efforts to reduce the actual amount of these expenses.

         Loss on impairment of long-lived assets was $11.2 million for the six months ended July 31, 2000. During the three months ended July 31, 2000, our lack of working capital forced us to downsize our operations, lay off a significant number of employees and seek to recapitalize or sell all or parts of our operations. As a result of Corona's failure since June 2000 to advance all funds promised to us, our inability during the past several months to obtain other debt or equity funding, Coast's termination in September 2000 of our loan agreement, Coast's collection of all cash we receive on account to reduce our debt to Coast and our vendors' refusal to ship products to us, we believe that our ability to continue as a going concern is in jeopardy. As described above, we have determined that the carrying value of our long-lived assets at July 31, 2000, are impaired. We therefore have written down the carrying value of these assets.

         The Cnet litigation settlement resulted in a $1.1 million decrease in our operating expenses for the three months ended July 31, 2000. In August 2000, we settled our dispute with Cnet. Cnet accepted 2,000,000 shares of our Common Stock. As a result of this settlement, we have reduced our previously recorded accrued liability for the Cnet claim from approximately $1.6 million to $500,000.

         For the six months ended July 31, 2000, we incurred $4.2 million of non-cash charges for consulting services and a penalty relating to warrants. In these consulting transactions, we issued our equity securities in exchange for services and generally incur expense over the term of each agreement, often over a one-year period. The penalty expense of $986,000 represents warrants issued to directors, officers and an existing shareholder as a penalty for our failure to register shares underlying warrants which we issued to those persons in December 1999. We recognized $6.5 million of these charges during the six months ended July 31, 1999. We expect to incur at least $1.0 million of additional stock-based consulting services expense in fiscal 2001, resulting from existing consulting contracts.

         Amortization of intangibles totaled $668,000 for the six months ended July 31, 2000, as compared with $466,000 for the six months ended July 31, 1999. The majority of this expense was amortization of intangibles related to our Tech Squared, GTI and Softdisk acquisitions.

         Interest expense, net. Interest expense was $1.8 million for the six months ended July 31, 2000 as compared to $842,000 for the six months ended July 31, 1999. The increase in interest expense for fiscal 2001 related principally to $389,000 of interest expense on borrowings under our agreement with Coast Business Credit and $1.4 million of interest expense due to amortization of stock-based debt issue costs associated with that agreement. During the 1999 period, we incurred $195,000 of interest to Coast, $555,000 of amortization for stock-based debt issue costs and a $111,000 discount on the notes payable to Herold Marketing as a result of the acquisition of GTI.

         Other income (expense). Other income for the six months ended July 31, 2000 of $68,000 resulted primarily from a gain on sale of marketable securities. During the same period in 1999, we incurred other expense of $57,000 of which $30,000 related to fees incurred to obtain a line of credit.

Liquidity and Capital Resources

         Current situation. Our ability to continue as a going concern is in jeopardy. Although between May and September 2000, we raised an additional $500,000 of cash, through the sale of 2 million shares of our Common Stock, and raised $330,000 through the sale of convertible notes payable, as of September 8, 2000, we had only $176,000 of cash. We are in violation of covenants of our line of credit with Coast Business Credit and in September 2000, Coast sent us a notice of default demanding full repayment of its loans within 45 days. In addition to the demand for payment of the outstanding loans, which had a balance of $500,000 as of September 13, 2000, Coast has demanded payment of a one-time $200,000 termination fee. Coast has also stopped advancing funds to us for working capital, including product purchases, and has indicated it will make future advances only at its sole discretion. Coast is currently applying all funds we receive on account to reduction of Coast's debt. If we cannot successfully negotiate with Coast to reduce the amount of our cash proceeds that Coast applies to debt reduction and obtain substantial new financing, we may need to seek protection from Coast (and other creditors) under federal bankruptcy laws.

         We have a large, negative working capital position that was approximately $11 million at August 31, 2000. In all of our businesses, including our GTI and dtpdirect.com businesses, we are not timely paying vendors and virtually all vendors have placed us on credit hold and refused to ship even on cash terms, making shipment of products to our customers extremely difficult and adversely affecting our net sales. In addition, because we have been unable to timely pay our creditors since June 2000, these vendors and other creditors have threatened legal action if we do not make timely payments on outstanding invoices. As of September 14, 2000, we have received formal claims totaling $292,000 from two of our vendors, one filed with the American Arbitration Association in Orange County, California and the other in Orange County Superior Court, Santa Ana, California.

         We are attempting to continue reduction of our cash outlay from operations, which averaged approximately $812,000 per month during our fiscal year ended January 31, 2000. We reduced our cash outlay to an average of $389,000 for the three months ended April 30, 2000. However, since then we have suspended the operation of our dtpdirect.com catalog, downsized our dtpdirect.com workforce and reduced our dtpdirect.com inventory to less than $300,000 as of August 31, 2000. We have deferred the payment of accounts payable and have reduced officer salaries and bonuses pending an improved cash position. We have downsized our corporate workforce to reduce our payroll. Despite these operating expense reductions, we have been unable to buy products for resale and our sales have slowed. Therefore our monthly negative cash flow actually increased in the three months ended July 31, 2000 to approximately $670,000. We estimate that our negative cash flow for September 2000 will be approximately $475,000.

         In June 2000, we entered into an agreement to borrow $1,000,000 from Corona Viking, LLC. We agreed to repay Corona, with interest at a rate of 10% per annum, by September 12, 2000, subject to our right to extend the promissory note through December 12, 2000. In June 2000, Corona funded $330,000 of the $1,000,000 promised in the agreement. We have extended the due date of this loan amount to December 2000. To date, Corona has funded no additional amounts. Corona's failure to fund has contributed to our need to continue downsizing our operations and has further limited our ability to pay creditors and obtain products for resale. We believe that Corona's failure to advance the balance of funds committed may excuse our repayment of the funds advanced to date, our issuance of additional warrants promised upon particular defaults by us or filing of a registration statement for the benefit of Corona.

         We are seeking additional equity or debt financing, but cannot assure you that we will obtain financing on acceptable terms, or at all. If we cannot reduce our cash expenditures and raise additional capital, we may be unable to continue our operations and may be forced to seek protection as provided by federal bankruptcy laws.

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

         Net cash provided by our operating activities during the six months ended July 31, 2000 was $2.4 million as compared to $4.3 million used during the six months ended July 31, 1999. Net cash provided by operating activities during the six months ended July 31, 2000 was primarily the result of decreases in inventories and accounts receivable offset in part by net losses (less non-cash expenses) and decreases in accounts payable and accrued expenses. Virtually all of this cash provided by operating activities was used to repay our working capital lender, Coast Business Credit. Net cash used by our operating activities during the six months ended July 31, 1999 was primarily the result of net losses and increases in accounts receivable and other current assets, partially offset by non-cash expenses, decreases in inventories and increases in accounts payable and accrued expenses.

         We used cash of $450,000 and $503,000 in investing activities in the six months ended July 31, 2000 and July 31, 1999, respectively. During the six months ended July 31, 2000, we used $730,000 for purchases of leasehold improvements, furniture and equipment, including $442,000 related to the consolidation of our operations into a new facility in Eden Prairie, Minnesota. These increases were offset by $280,000 we received for the one time sale of marketable securities, resulting in a gain of $120,000. For the six months ended July 31, 1999, we used $179,000 for the purchase of furniture and equipment, invested $200,000 in Maximum Holdings and loaned $124,000 to one of our officers to start a television infomercial business, which we subsequently acquired.

         Net cash used by financing activities was $2.3 million for the six months ended July 31, 2000, as compared to net cash provided by financing activities of $5.2 million for the six months ended July 31, 1999. During the six months ended July 31, 2000, we received net proceeds of $1.7 million from issuance of equity securities including the exercise of options and warrants. In addition, during the six months ended July 31, 2000, we borrowed $45.6 million under the Coast line of credit and repaid $49.5 million on it. We also borrowed $402,000 on notes payable. Proceeds from these financing activities were used to fund our working capital needs and to retire $230,000 of loans from related parties and $208,000 of notes payable and convertible debentures. During the six months ended July 31, 1999, we received $8.0 million from issuance of equity securities and the collection of a stock subscription receivable of $2.7 million. In addition, we borrowed $29.1 million under the Coast line of credit and repaid $25.0 million on it. We also borrowed $500,000 from Coast on a term loan. We used the proceeds from these 1999 financing activities to retire a $4.0 million note payable to Herold Marketing and $2.7 million of a $3.3 million note payable in connection with our acquisition of GTI. We also used these proceeds to retire $386,000 of loans to related parties and to pay $210,000 in loans fees to establish the Coast line of credit.

         Lycos Agreement. In October 1999, we entered into a three-year E-Commerce Agreement with Lycos, Inc. for comprehensive Internet marketing activities, including co-branding of a Company website on the Lycos network. Under the agreement, we paid Lycos $1,125,000 and are obligated to pay an additional $5,875,000 in fiscal 2001, $5,000,000 in fiscal 2002 and $2,500,000 in fiscal 2003. We have included all amounts due for services provided in our financial statements as of January 31, 2000 and July 31, 2000 and for the three and six months ended July 30, 2000. We believe that Lycos breached the underlying contract and in February 2000 we suspended payments on the agreement. In May 2000, Lycos formally terminated the agreement and threatened to seek payment of all sums due under the agreement, together with the costs of collection, including attorney fees. We have entered into settlement discussions with Lycos. We cannot assure that we will reach an amicable settlement. However, we believe that we have adequately provided for a potential settlement.

         Capital Expenditures. We have no material commitments for capital expenditures beyond the expenditures already recorded during fiscal year 2001. Our capital expenditures could be materially different if our operating plans are altered.

Recent Accounting Developments

         In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to apply SAB 101, as amended by SAB 101A, no later than our second quarter of fiscal year 2001. Although we have not made a definite determination of SAB 101's impact, we do not expect the adoption of SAB 101 to have a significant impact on our financial position, results of operations or cash flows.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which establishes accounting and reporting standards for derivative instruments. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities at fair value in the statement of financial position, and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. The statement was originally effective for fiscal years beginning after June 15, 1999. In June, 1999 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("FAS 137"). FAS 137 requires the application of FAS 133 for fiscal years beginning after June 15, 2000.

         In June 2000, the FASB issued FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ("FAS 138"). FAS 138, which will be adopted concurrently with FAS 133 amends the accounting and reporting standards of FAS 133 for certain derivative instruments and hedging activities and incorporates decisions made by the FASB related to the Derivatives Implementation Group process.

         We are currently evaluating the effect of FAS 133 and FAS 138 on our results of operations and financial position.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We settled our litigation with Cnet, Inc. in August 2000 in exchange for our issuance to Cnet of 2,000,000 shares of our Common Stock.

         In April 2000, Lycos, Inc. ("Lycos") demanded payment by us of $2,250,000 it claims is owed under an e-commerce agreement dated October 31, 1999. Lycos asserted that if we did not pay them by May 12, 2000, it may seek damages of up to $13,375,000. We did not pay any additional amounts to Lycos by that date. On May 19, 2000, Lycos formally terminated our agreement. Although we intend to vigorously defend all claims by Lycos, we are engaged in settlement discussions. We cannot assure that we will reach an amicable settlement or that Lycos will not commence suit against us.

         In July 2000, EZ Quest, Inc., a vendor of our dtpdirect.com operation, filed suit in Orange County Superior Court in Santa Ana, California to collect approximately $65,000 that EZ Quest claims is due from sales of products to us. We believe that we have adequately provided for any amount that may be due as a result of this action.

         In September 2000, Mitsubishi Electric & Electronics USA, Inc. ("Mitsubishi") filed a claim with the American Arbitration Association in Orange County, California demanding payment of $227,000 plus late payment fees, arbitration costs and attorney's fees for products delivered to our GTI subsidiary in April, May and June 2000. We believe we have adequately provided for any amounts due as a result of this claim.

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

         In September 2000, Coast Business Credit sent us notice of default on our loan and security agreement and demanded full repayment of its loans within 45 days. In addition to the demand for payment of the outstanding loans, which had a balance of $500,000 as of September 13, 2000, Coast has demanded payment of a one-time $200,000 termination fee. Coast has also stopped advancing funds to us for working capital, including product purchases, and has indicated it will make future advances only at its sole discretion. Coast is currently applying all funds we receive on account to reduction of Coast's debt.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  None

(b)  None

(c)  Recent Sales of Unregistered Securities.

     (1)  Sales for cash consideration to accredited investors:

     Between May 1 and July 31, 2000, we issued to one accredited individual 2,000,000 shares of our Common Stock for $500,000.

     Between May 1 and July 31, 2000, we issued warrants, relating to shares sold in November 1999, to purchase 250,000 shares of our Common Stock for $1.00 per share to one accredited individual and one entity.

     (2)  Issuance of options and warrants involving no sale of securities:

     Between May 1 and July 31, 2000, we granted to 14 individuals and entities an aggregate of 3,572,258 options and warrants to purchase shares of our Common Stock, exercisable at prices ranging from $0.25 to $1.00 per share.

     (3)  Other issuance of securities:

     Between May 1 and July 31, 2000, we issued to six individuals and entities, as a penalty for failure to timely register shares underlying warrants sold in a December 1999 Private Placement, an aggregate of 2,900,000 options to purchase shares of our Common Stock for $0.50 per share.

(d)  None

ITEM 5.  OTHER INFORMATION

     On June 1, 2000, James P. Secord resigned from our Board of Directors.

     On July 14, 2000, Kenneth M. Israel resigned from our Board of Directors.

     On September 18, 2000 Maceo K. Sloan resigned from our Board of Directors.

     In August 2000, we terminated our letter of intent and formal negotiations with BuyItNow.com regarding a proposed business combination directly with that entity. We have continued informal discussions with BuyItNow.com, but cannot assure that these discussions will lead to any transaction between the parties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

EXHIBITS                            DESCRIPTION
--------                            -----------

3.1             Articles of Incorporation of the Company, as amended.*
3.2             By-Laws of the Company, as amended.*
4.1             Form of Stock Certificate, form of Stock Purchase Warrant and Stock Option Agreement.*
4.2             Form of redeemable warrant for December 1999 private placement.
10.1            Asset Purchase Agreement dated January 28, 1999, by and among GTI Acquisition Corporation, Herald Marketing
                Associates, Incorporated, dba Graphics Technology, Inc. and Stephan G. Herold*
10.2            Consulting Agreement dated January 28, 1999, between GTI Acquisition Corporation and Stephan G. Herold*
10.3            Loan and Security Agreement dated February 11, 1999, by and among Virtual Technology Corporation, GTI Acquisition
                Corporation and Coast Business Credit.*
10.4            Employment Agreement with Gregory Appelhof. ***
10.5            Employment Agreement with John Harvatine.***
10.6            Asset Purchase Agreement dated November 8, 1999 among Tech Squared Inc., T2 Acquisition Corporation, Charles E.
                Reese Jr. and Joel A Ronning.****
10.7            First and Second Amendments to the Loan and Security Agreement dated December 10, 1999 and December 15, 1999, respectively, by and among Virtual Technology Corporation, GTI Acquisition Corporation and T2 Acquisition
                Corporation.*****
10.8            Agreement dated effective September 1, 1999 between Virtual Technology Corporation and eSystems21 Corporation.*****
10.9            Electronic Commerce Agreement dated effective January 4, 2000 between Virtual Technology Corporation dba Netdirect
                Corporation International and the University of Minnesota.*****
10.11           Registration Rights Agreement by and between Virtual Technology Corporation and Corona Viking Group, LLC dated June
                14, 2000.******
10.12           Convertible Promissory Note made by Virtual Technology Corporation payable to Corona Viking Group, LLC and dated
                June 14, 2000.******
10.13           Form of warrant from Virtual Technology Corporation to Corona Viking Group, LLC issued June 14, 2000.******
10.14           Side letter agreement entered into between Virtual Technology Corporation and Graybox, LLC dated June 16,
                2000.******
27.             Financial Data Schedule

(b) Reports on Form 8-K. On June 26, 2000 we filed exhibits on Form 8-K to (i) include our non-binding letter of intent dated June 8, 2000 relating to a proposed business combination with BuyItNow, Inc. and our related press release dated June 20, 2000 and (ii) include omitted exhibits on our Form 10-Q for the period ended April 30, 2000 relating to our financing transactions with Corona Viking Group, LCC.

* Incorporated by reference from the Company's 10-SB, filed with the SEC on February 12, 1999.

** Incorporated by reference from the Company's amended Form S-8, filed with the SEC on April 15, 1999.

*** Incorporated by reference from the Company's 10-K, filed with the SEC on May 6, 1999.

**** Incorporated by reference from the Company's 8-K, filed with the SEC on December 30, 1999.

***** Incorporated by reference from the Company's 10-K, filed with the SEC on May 16, 2000.

******Incorporated by reference from the Company's 8-K, filed with the SEC on June 26, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Virtual Technology Corporation



                                        By:  /s/ Gregory Appelhof
                           -----------------------------------------------------
                                        Its: Chief Executive Officer


                                        By:  /s/ John Harvatine
                           -----------------------------------------------------
                                        Its: Chief Financial Officer

Dated:    September 19, 2000