Form 10-Q
period 2000-10-31
VIRTUAL TECHNOLOGY CORP
filed 2000-12-20
CIK 1077597

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (Mark One)

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended: October 31, 2000

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

      For the transition period from                  to
                                    ------------------  ------------------

                        Commission file number: 000-25397

                           GRAPHICS TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                   MINNESOTA                         41-1639011
          (State or other jurisdiction             (IRS Employer
               of Incorporation)                Identification Number)

                               6690 Shady Oak Road
                             Eden Prairie, MN 55344
                    (Address of Principal Executive Offices)
                                 (952) 259-4700
              (Registrant's Telephone Number, Including Area Code)
                         Virtual Technology Corporation
                   (Former name, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 11, 2000, the latest practicable date: 41,606,447

                                TABLE OF CONTENTS

ITEM                                                                                      PAGE

                                             PART I

                                      FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS...............................................................  3

   Condensed Balance Sheets at October 31, 2000 (unaudited)
   and January 31, 2000....................................................................  3

   Condensed Statements of Operations (unaudited) for the three and nine months ended
   October 31, 2000 and 1999 ..............................................................  4

   Condensed Statements of Cash Flows (unaudited) for the nine months ended
   October 31, 2000 and 1999...............................................................  6

   Notes to Condensed Financial Statements (unaudited).....................................  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS................................................... 12

                                             PART II

                                        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................................. 18

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................... 20

ITEM 5. OTHER INFORMATION.................................................................. 20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................... 21

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                           GRAPHICS TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                               October 31, 2000
                                                                 (Unaudited)     January 31, 2000
                                                               ----------------  ----------------
                              ASSETS
Current assets:
   Cash                                                          $    142,734      $    698,246
   Marketable securities                                                                185,015
   Accounts receivable, net                                           479,925        12,097,442
   Inventories, net                                                   516,573         4,677,997
   Other current assets                                               768,652         2,603,725
                                                                 ------------      ------------
     Total current assets                                           1,907,884        20,262,425

Furniture and equipment, net                                          226,807         1,326,643
Capitalized software development costs, net                                             323,033
Intangibles, net                                                                     10,180,627
Other                                                                  42,012         2,574,055
                                                                 ------------      ------------
     Total assets                                                $  2,176,703      $ 34,666,783
                                                                 ============      ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Notes and line of credit, current portion                     $    657,733      $  7,887,907
   Convertible note payable                                           330,000
   Capital lease obligations, current portion                          14,945            13,951
   Accounts payable                                                 9,164,456        15,076,375
   Accrued expenses and other current liabilities                   3,939,903         3,474,854
                                                                 ------------      ------------
     Total current liabilities                                     14,107,037        26,453,087
                                                                 ------------      ------------

Capital lease obligations, net of current portion                      39,135            50,519

Stockholders' equity (deficiency)
   Common stock - $.001 par value; 100,000,000 shares
     authorized; shares issued and outstanding - 41,606,447
     and 34,142,403, respectively                                      41,606            34,142
   Additional paid in capital                                      49,620,704        44,949,469
   Cumulative translation adjustments                                  (5,319)           (3,738)
   Stock subscription receivable                                                       (925,000)
   Accumulated deficit                                            (61,626,460)      (35,891,696)
                                                                 ------------      ------------
     Total stockholders' equity (deficiency)                      (11,969,469)        8,163,177
                                                                 ------------      ------------
     Total liabilities and stockholders' equity (deficiency)     $  2,176,703      $ 34,666,783
                                                                 ============      ============

            See Notes to Condensed Financial Statements (Unaudited).

                           GRAPHICS TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three months ended
                                        October 31, 2000  October 31, 1999
                                        ----------------  ----------------

NET SALES                                 $  1,258,114      $ 20,069,412

COST OF GOODS SOLD                           1,154,499        18,707,274
                                          ------------      ------------

GROSS MARGIN                                   103,615         1,362,138
                                          ------------      ------------

OPERATING EXPENSES
   Sales and marketing                         540,491         1,843,713
   General and administrative                1,628,127         2,168,905
   Consulting services                         605,532         1,538,702
   Amortization of intangibles                                   232,824
                                          ------------      ------------
                                             2,774,150         5,784,144
                                          ------------      ------------
LOSS FROM OPERATIONS                        (2,670,535)       (4,422,006)
                                          ------------      ------------

OTHER INCOME (EXPENSE)
   Interest expense, net                    (1,151,506)         (422,565)
   Other income (expense)                       68,929          (149,012)
                                          ------------      ------------
                                            (1,082,577)         (571,577)
                                          ------------      ------------

NET LOSS                                  $ (3,753,112)     $ (4,993,583)
                                          ============      ============
NET LOSS PER COMMON SHARE - BASIC AND
   DILUTED                                $       (.09)     $       (.16)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED          41,170,855        30,360,745

            See Notes to Condensed Financial Statements (Unaudited).

                           GRAPHICS TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Nine months ended
                                             October 31, 2000  October 31, 1999
                                             ----------------  ----------------

NET SALES                                      $ 39,460,108      $ 53,966,489

COST OF GOODS SOLD                               36,163,272        50,189,221
                                               ------------      ------------

GROSS MARGIN                                      3,296,836         3,777,268
                                               ------------      ------------

OPERATING EXPENSES
   Sales and marketing                            4,562,323         4,908,994
   General and administrative                     6,058,884         5,328,294
   Loss on impairment of long-lived assets       11,235,895
   Cnet litigation settlement                    (1,070,674)
   Consulting services                            4,794,504         8,092,363
   Amortization of intangibles                      667,932           698,477
                                               ------------      ------------
                                                 26,248,864        19,028,128
                                               ------------      ------------
LOSS FROM OPERATIONS                            (22,952,028)      (15,250,860)
                                               ------------      ------------

OTHER INCOME (EXPENSE)
   Interest expense, net                         (2,919,920)       (1,264,327)
   Other income (expense)                           137,184          (205,809)
                                               ------------      ------------
                                                 (2,782,736)       (1,470,136)
                                               ------------      ------------

NET LOSS                                       $(25,734,764)     $(16,720,996)
                                               ============      ============
NET LOSS PER COMMON SHARE - BASIC AND
   DILUTED                                     $       (.67)     $       (.58)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED               38,238,227        28,691,364


            See Notes to Condensed Financial Statements (Unaudited).

                           GRAPHICS TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Nine months ended
                                                                   October 31, 2000    October 31, 1999
                                                                   ----------------    ----------------
OPERATING ACTIVITIES
Net loss                                                           $  (25,734,764)     $  (16,720,996)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities
   Stock based compensation and interest expense                        7,984,145           8,363,131
   Cnet litigation settlement                                          (1,070,674)
   Loss on impairment of long-lived assets                             11,235,895
   Amortization                                                           667,932           1,617,007
   Loss on abandonment of capitalized software                             79,048
   Depreciation                                                           321,825             103,026
   Provision for losses on accounts receivable                            197,070             102,467
   Provision for inventory obsolescence                                    90,040
   Gain on sale of marketable securities                                 (120,000)
   Changes in operating assets and liabilities:
     Accounts receivable                                               11,420,447          (4,308,194)
     Inventories                                                        4,071,384           1,944,818
     Other current assets                                                 309,652            (376,658)
     Deposits                                                             (22,178)
     Accounts payable                                                  (4,841,246)            904,870
     Accrued expenses and other current liabilities                       465,049           2,434,697
                                                                   --------------        ------------
   Net cash provided (used) by operating activities                     5,053,625          (5,935,832)
                                                                   --------------        ------------

INVESTING ACTIVITIES
   Purchases of furniture and equipment                                  (701,204)           (349,392)
   Proceeds from sale of marketable securities                            305,015
   Loan to related party                                                                     (123,750)
                                                                   --------------        ------------
   Net cash used by investing activities                                 (396,189)           (473,142)
                                                                   --------------        ------------

FINANCING ACTIVITIES
   Line of credit borrowings                                           46,513,731          47,413,017
   Line of credit payments                                            (53,101,392)        (41,664,896)
   Borrowing under notes payable                                          593,416             552,092
   Payments on notes payable and convertible notes                       (675,930)         (6,796,794)
   Payments on capital lease obligations                                  (10,390)             (7,805)
   Repayment of loans from related parties                               (230,000)           (386,543)
   Loan fees                                                                                 (207,027)
   Proceeds from options and warrants exercised                           652,948             854,500
   Proceeds from issuance of common stock                               1,066,500           5,000,050
   Common stock offering costs                                            (20,250)           (525,000)
   Collection of subscription receivable                                                    2,676,436
                                                                   --------------        ------------
   Net cash (used) provided by financing activities                    (5,211,367)          6,908,030
                                                                   --------------        ------------
Effect of foreign currency on cash                                        ( 1,581)
                                                                   --------------        ------------
NET INCREASE (DECREASE) IN CASH                                          (555,512)            499,056

CASH
   Beginning of period                                                    698,246             125,993
                                                                   --------------        ------------
   End of period                                                   $      142,734        $    625,049
                                                                   ==============        ============

            See Notes to Condensed Financial Statements (Unaudited).

                           GRAPHICS TECHNOLOGIES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

The accompanying notes are an integral part of the financial statements.


1. BASIS OF PRESENTATION

         The unaudited condensed financial statements of Graphics Technologies, Inc. (formerly known as Virtual Technology Corporation prior to the corporate name change on December 20, 2000 and the concurrent merger of GTI Acquisition Corporation, T2 Acquisition Corporation and Softdisk Acquisition Corporation into the Company) as of and for the three and nine months ended October 31, 2000 and October 31, 1999 reflect all adjustments (consisting only of normal recurring adjustments except for the asset impairment charges described in footnote 2 of the Company's report on Form 10-Q for the quarter ended July 31,
2000) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended January 31, 2000 and the notes thereto included in Graphics Technologies, Inc.'s Form 10-K. The results of operations for the three and nine months ended October 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2001.

         The Company's condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company incurred a net loss of $28,166,026 and negative cash flows from operations of $5,975,108 during the fiscal year ended January 31, 2000. For the nine months ended October 31, 2000, the Company incurred a net loss of $25,734,764. At October 31, 2000, the Company had an accumulated deficit of $61,626,460, a working capital deficit of $12,199,153, was in violation of a covenant contained in its line of credit facility (which facility the lender has sold to Philip Lacerte, a director and shareholder of the Company) and has no commitment for any further advances in that same facility.

         Although the Company's management has developed and attempted to execute an operating and financing plan to reduce its operating costs, focus resources on the profitable elements of its distribution business, and obtain additional debt and/or equity financing, the Company has been unsuccessful in obtaining sufficient financing to operate its business at levels that will allow it to generate sufficient cash flows to fund its operations and service its debts. The Company's lack of profitability and financing has caused its payments to most of its product vendors to fall into arrears to such an extent that these vendors are refusing to supply the Company with the inventories necessary to operate the business. The Company has been forced to suspend and/or dramatically reduce its operations. Certain of the Company's vendors have filed or have threatened to file formal claims against the Company due to its failure to pay amounts due. At least four of the creditors have received judgments totaling $309,000 in the aggregate. In June 2000, the Company entered into a loan agreement with Corona Viking Group, LLC ("Corona") under which the Company was to receive $1,000,000 in debt financing. Corona advanced only $330,000 of the total commitment of $1,000,000 and will not make any further advances. In September 2000, the Company's working capital lender, Coast Business Credit ("Coast"), discontinued making advances to the Company, notified the Company of a default of the loan agreement and demanded repayment of all outstanding borrowings within 45 days of such notice. On September 28, 2000, Philip Lacerte ("Lacerte"), a director and shareholder of the Company, acquired the working capital loan from Coast for a cash payment of $296,000. Lacerte has made no advances to the Company on this line of credit nor has he made any commitments to do so. The Company has no commitments from any lender or equity provider at this time. Based upon these severe cash flow shortages, there is substantial doubt about the Company's ability to continue as a going concern.

         These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                           GRAPHICS TECHNOLOGIES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


2. COMPREHENSIVE LOSS

         The components of total comprehensive loss are shown below. Comprehensive loss includes net loss and foreign currency translation adjustments that are charged or credited to stockholders' equity.

         Comprehensive loss for the nine months ended October 31, 2000 and October 31, 1999 was as follows:

                                           October 31, 2000  October 31, 1999
                                           ----------------  ----------------

Net loss                                     $(25,734,764)     $(16,720,996)
Foreign currency translation adjustments           (1,581)
                                             ------------      ------------
Comprehensive loss                           $(25,736,345)     $(16,720,996)
                                             ============      ============

3. NET LOSS PER COMMON SHARE

         Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period. The Company's common equivalent shares are those that result from dilutive common stock options, warrants, and convertible debt. The calculation of diluted net loss per common share for the nine month periods ended October 31, 2000 and 1999 exclude 24,307,722 and 7,638,552 equivalent shares, respectively, because their effect would be antidilutive.


4. LEGAL PROCEEDINGS

         Discussion of legal matters is incorporated by reference from Part II,
Item I of this Form 10-Q "Legal Proceedings" and should be considered an integral part of these Condensed Financial Statements.


5. COMMITMENTS AND CONTINGENCIES

         The Company has an agreement with a consultant pursuant to which, if certain performance measures are met, the consultant is entitled to a bonus consisting of warrants to purchase 100,000 shares of the Company's common stock for three years at an exercise price of $1.00 per share. As of October 31, 2000, no compensation expense has been recorded related to the bonus because management does not consider it probable that the performance measures will be met.

         In October 1999, the Company entered into a three-year E-Commerce Agreement with Lycos, Inc. ("Lycos") for comprehensive Internet marketing activities, including co-branding of a Company website on the Lycos network. Under the agreement, the Company paid Lycos $1,125,000, but has paid no further sums. However, the agreement required the Company to pay an additional $5,875,000 in fiscal 2001, $5,000,000 in fiscal 2002 and $2,500,000 in fiscal
2003. The Company has included all amounts contractually due for services provided in the accompanying financial statements as of January 31, 2000 and October 31, 2000 and for the three and nine months ended October 31, 2000. On May 19, 2000, Lycos formally terminated the agreement. In September 2000, Lycos offered to settle this dispute for a $2,250,000 cash payment.

         Between July and October 2000, seven other vendors filed lawsuits to collect an aggregate of $760,000 that they claim is due for inventory sold to or services rendered for the Company. In addition, one inventory vendor has commenced an arbitration proceeding to collect approximately $227,000. At least four of these vendors have received judgments totaling $309,000. Due to its financial position, the

                           GRAPHICS TECHNOLOGIES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


Company did not contest any of these actions. However, the Company believes it has adequately accrued for any amounts that may be due as a result of these actions.

         In addition to these claims, the Company regularly receives numerous demands for payment of past-due invoices from other creditors. These demands have included the threat of legal action if payment is not made. Due to its financial position, the Company currently is unable to make payments to satisfy its creditors.

         In December 1999, the Company entered into an agreement with a shareholder (the "Lender") that extended a $300,000 letter of credit (the "LC") for three years on behalf of the Company in order to satisfy a lessor's requirement for entering into a lease. In exchange, the Company gave the Lender an option to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.68 per share. Contingent upon the LC being drawn upon, the Company agreed to pay the Lender interest on the drawn funds at the "prime" rate of interest (as reported in the Wall Street Journal), plus 4%. In addition, in the event funds are drawn against the LC, the Company agreed to issue the Lender an additional warrant to purchase 10,000 shares of the Company's Common Stock at a price equal to the high closing bid price on the date of any such first draw against the LC. Further and again contingent on a draw against the LC, the Company granted the Lender an option to convert all or part of the outstanding principal and interest thereby owing into shares of the Company's Common Stock at a price equal to a 25% discount from the high closing bid price of shares as reported on the OTC Bulletin Board on the date that the Lender gives written notice to the Company of the Lender's intent to effect such a conversion. In September and October 2000, the Company failed to pay some lease and tenant improvement costs. As a result, as of October 31, 2000, the lessor drew $131,000 on the letter of credit. The Company recorded this amount as a liability.

         In June 2000, the Company entered into an agreement to borrow $1,000,000 from Corona and subsequently Corona advanced $330,000 under terms of this agreement. The Company agreed to repay Corona this principal amount, with interest at a rate of 10% per annum, by September 12, 2000, subject to a right to extend the promissory note through December 11, 2000. In September 2000, the maturity date was extended to December 11, 2000. Corona has the option to convert any outstanding amounts of principal and interest into the company's Common Stock at a rate of $.25 per share. If the Company fails to repay the note, it has agreed to issue Corona 100,000 shares of its Common Stock for each of the first three months of delinquency, and 400,000 shares for each of the following nine months, that the Company is in payment default. In addition, the interest rate on the note increases to an annual rate of 14% or the highest rate permitted by law, whichever is higher. Further, for a period of one year after any default, Corona may convert the amount outstanding on the note into shares of the Company's Common Stock at a conversion price equal to the lower of (i) one-half the per share average closing high bid price of the Company's Common Stock for the ten trading days preceding the date of default, or (ii) $.25 per share, subject to particular adjustments. Corona automatically must convert the note into Common Stock if a registration statement is filed under the Securities Act of 1933, as amended, and declared effective, and the Company's Common Stock trades at over $.50 per share for ten consecutive trading days.

         The Company has agreed to file a registration statement for Corona by December 31, 2000 and to seek its effectiveness with the U.S. Securities and Exchange Commission within 90 days of the filing date. If the Company fails to timely file the registration statement or obtain registration, then the Company has agreed to issue Corona an additional 100,000 shares of its Common Stock for each of the first three months, and an additional 400,000 shares for each of the following nine months that the Company is in default. The Company does not expect to file this registration statement timely, or at all.

         To induce Corona to enter into this arrangement, the Company agreed to issue Corona a five-year warrant to purchase 500,000 shares of its Common Stock at an exercise price of $.25 per share, subject to particular adjustments. Further, the Company also agreed to repurchase 300,000 shares of its Common Stock from affiliates of Graybox, a limited liability company that previously arranged financing for the Company, and to pay Graybox a finders' fee of $100,000 upon completion of this transaction and an additional $150,000 upon completion of an additional $3,000,000 of debt or equity financing raised by Graybox.

                           GRAPHICS TECHNOLOGIES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


6. OPERATING SEGMENTS AND RELATED INFORMATION

         The Company operates in two segments, retail sales and distribution sales to retail and wholesale outlets.



                                                      FOR THE                                         FOR THE
                                        THREE MONTHS ENDED OCTOBER 31, 2000             THREE MONTHS ENDED OCTOBER 31,1999
                                    -------------------------------------------     -------------------------------------------
                                       RETAIL      DISTRIBUTION        TOTAL          RETAIL       DISTRIBUTION        TOTAL
                                    -----------    ------------     -----------     -----------    ------------     -----------

Net sales to external customers     $    87,138     $ 1,170,976     $ 1,258,114     $ 4,168,644     $15,900,768     $20,069,412
Cost of goods sold                       78,221       1,076,278       1,154,499       4,027,725      14,679,549      18,707,274
                                    -----------     -----------     -----------     -----------     -----------     -----------
Gross profit                        $     8,917     $    94,698     $   103,615     $   140,919     $ 1,221,219     $ 1,362,138
                                    ===========     ===========     ===========     ===========     ===========     ===========

                                                      FOR THE                                         FOR THE
                                         NINE MONTHS ENDED OCTOBER 31, 2000             NINE MONTHS ENDED OCTOBER 31,1999
                                    -------------------------------------------     -------------------------------------------
                                       RETAIL      DISTRIBUTION        TOTAL          RETAIL       DISTRIBUTION        TOTAL
                                    -----------    ------------     -----------     -----------    ------------     -----------

Net sales to external customers     $11,754,222    $27,705,886      $39,460,108     $ 9,141,002    $44,825,487     $53,966,489
Cost of goods sold                   10,387,136     25,776,136       36,163,272       8,794,607     41,394,614      50,189,221
                                    -----------    -----------      -----------     -----------    -----------     -----------
Gross profit                        $ 1,367,086    $ 1,929,750      $ 3,296,836     $   346,395    $ 3,430,873     $ 3,777,268
                                    ===========    ===========      ===========     ===========    ===========     ===========

                           GRAPHICS TECHNOLOGIES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


7. SUBSEQUENT EVENTS

         In November 2000, a shareholder demanded rescission of a $150,000 purchase of securities. The Company denies the right of rescission and intends to vigorously defend any action brought by the shareholder. The Company has made no provision for this claim in the financial statements as of and for the three and nine months ended October 31, 2000.

         In November 2000, the Company defaulted on its building lease by failing to pay additional lease costs. As a result, in December 2000, the lessor drew an additional $37,000 on the Lender's LC referred to in footnote 5.

         In September 2000, Lycos offered to settle their dispute with the Company for a $2,250,000 cash payment. In November 2000, Lycos filed suit in United States District Court, District of Massachusetts to collect an amount to be established by trial up to the remaining $13,375,000 value of the contract. Although the Company believes that Lycos breached the contract, the Company did not contest the suit due to its financial position. In December 2000, Lycos requested a default judgment for an amount yet to be determined. Based upon the September offer from Lycos to settle the dispute, the Company has provided for $2,250,000 for this claim in the financial statements as of and for the three and nine months ended October 31, 2000.

         In November and December 2000, three additional product vendors filed lawsuits to collect an aggregate of $239,000 for inventory sold to the Company. Due to its financial position, the Company has not contested any of these actions. However, the Company believes it has adequately accrued for any amounts that may be due as a result of these actions.

         In December 1999, the Company entered into a purchase agreement to acquire certain of the assets of Softdisk, Inc., including the downloadstore.com website, and to lease the screensaverstudio.com website from Softdisk, Inc. in exchange for cash, common stock and an interest-free note payable over 12 months at $9,150 per month. The note payable was secured by the downloadstore.com website and a customer list (the "Assets"). Between July and October 2000, the Company defaulted or failed to make timely payments on the note. In November 2000 Softdisk, Inc. foreclosed on and subsequently took possession of the Assets to satisfy a total secured debt of $55,000 due from the Company. The Company believes no additional amounts are due Softdisk for the secured debt.

         The Company did not repay the Corona note by December 11, 2000 and is therefore in default. However, on December 19, 2000, Inc.ubator funded a Credit Agreement with the Company (the "Credit Agreement"). Under the Credit Agreement, Inc.ubator agreed to assume the Company's obligation to repay Corona. However, the Company may be responsible to pay Corona if Inc.ubator fails to do so.

         Under the Credit Agreement, Inc.ubator also advanced $125,000 to the Company and paid $65,000 of expenses associated with the transaction. The Company has agreed to repay these amounts within 30 days of Inc.ubator's advance. The Company has agreed to repay all other sums paid or advanced upon Inc.ubator's demand. The Company has granted Inc.ubator a security interest in the Company's assets. Inc.ubator also may convert any amount advanced to or paid for the Company into Common Stock of the Company. The conversion price is the lower of (i) one-half the average per share closing high bid price of the Company's Common Stock for the ten trading days preceding the date of default, or (ii) $.06 per share, subject to particular adjustments.

         On November 1, 2000, Graybox agreed to accept $50,000 in lieu of any other finders' fees or the share repurchase described above. Under the Credit Agreement, Inc.ubator agreed to assume the Company's obligation to pay Graybox. However, the Company may be responsible to pay Graybox if Inc.ubator fails to do so.

         The Company's Board of Directors has authorized the Company to seek protection under federal bankruptcy laws to reorganize its debts. The Company expects to file its bankruptcy petition on December 20, 2000. In advance of this anticipated bankruptcy filing, the Company has merged its subsidiaries GTI Acquisition Corporation, T2 Acquisition Corporation and Softdisk Acquisition Corporation into the Company (under its new corporate name) to facilitate a single bankruptcy court filing. There is no assurance that the Company will obtain post-petition financing or otherwise satisfactorily reorganize its debts and continue as a going concern.

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

Overview

         As described in the footnotes to the financial statements, we continue to experience severe cash shortages and have suspended much of our operations. During our third fiscal quarter, these cash flow shortages led to an acute decrease in net sales. Net sales decreased from $10.9 million for the three months ended July 31, 2000 to $1.3 million for the three months ended October 31, 2000. Additionally, net sales were approximately $337,000 for the month of October 2000, and we experienced a further significant decrease in sales in November 2000 to less than $100,000. Other than $125,000 advanced to us by Incubator Capital, Inc. on December 19, 2000, our plans to raise additional debt or equity funding have not materialized. On September 28, 2000, Philip Lacerte, a director and shareholder of the Company, purchased Coast's credit agreement for $296,000 in cash. Since that date, Lacerte has made no advances on the line of credit nor has he committed to making any advances. As a result of Corona's failure since June 2000 to advance all funds promised to us under loan agreements negotiated and duly executed, our inability during the past several months to obtain other debt or equity funding, Coast's termination in September 2000 of our loan agreement, Lacerte's failure to make further advances on the Coast line of credit and our vendors' refusals to ship products to us, our ability to continue as a going concern is in further jeopardy. Further, our severe cash shortage has forced us to reduce our employee count from 124 as of April 30, 2000 to 26 as of December 11, 2000. We expect to make further staff reductions.

         In December 2000, our Board of Directors authorized us to seek protection under federal bankruptcy laws to reorganize our debts. We expect to make this filing on December 20, 2000. In advance of our anticipated bankruptcy filing, we have merged our subsidiaries GTI Acquisition Corporation, T2 Acquisition Corporation and Softdisk Acquisition Corporation into us (under our new corporate name) to facilitate a single bankruptcy court filing. We have no commitment for post-petition financing. We may not be able to satisfactorily reorganize our debts and continue as a going concern.

         Historically, we have been an e-commerce provider of high performance computer hardware, software and peripheral products to computer end-users and to wholesale and retail customers throughout the United States and Canada. We have been operating in two primary business segments in the computer products industry: sales to end user businesses and consumers through our netdirect.com website and dtpdirect.com direct marketing business, and sales to wholesale and retail outlets through our GTI wholesale distribution business. Our working capital shortage has led us to suspend our dtpdirect.com direct marketing business. Therefore, contingent on obtaining financing, we intend to focus our business on the operations of GTI, a distributor of computer peripheral equipment to wholesale and retail outlets throughout the United States and Canada.

         GTI has specialized in high performance computer equipment, computer integrated systems design and the assembly and sale of complete computer systems. Until our vendors stopped shipping to us, GTI purchased products from more than 40 manufacturers of computer related products, maintained a stocking inventory of approximately 1,600 products and acted as a fulfillment business for our end-user businesses. We cannot assure that, even with new funding, we will be able to reestablish relationships with our former vendors.

         Until our working capital shortage required us to suspend and liquidate the operations of our dtpdirect.com division, the division was a national business-to-business direct marketer of computer hardware and software products primarily for users of Apple Macintosh(R) personal computers. We acquired the division upon our purchase of the operating assets of Tech Squared Inc. in December 1999. We accounted for this acquisition using the purchase method of accounting. As of December 11, 2000, we have downsized the dtpdirect.com workforce through layoff or attrition to three from approximately 60 employees as of April 30, 2000. Our restructuring resulted in no significant severance or incremental costs.

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

Impairment of Long-lived Assets

         Following the three months ended July 31, 2000, we reviewed the values of our long-lived assets for the purpose of determining if the carrying value of said assets had been impaired. In reviewing these asset values, we considered the following facts: 1) Corona's failure since June 2000 to advance all funds promised to us; 2) our inability during the previous several months to obtain other debt or equity funding; 3) Coast's collection of all cash we received on account to reduce our debt to Coast; 4) Coast's termination in September 2000 of our loan agreement; and 5) our vendors' refusals to ship products to us. We concluded that our ability to continue as a going concern was in jeopardy. Furthermore, we concluded consistent with the provisions of Financial Accounting Standard Number 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", that the carrying value of our long-lived assets exceeded their fair values. Accordingly, at July 31, 2000, we wrote down the carrying value of our assets by $11.2 million and have recognized a corresponding charge to our operations. Our asset write-down and related charge to operations relate to the write down of the carrying value of all acquired identifiable intangible assets and goodwill to zero and the write down of furniture and equipment to their estimated fair values.

Results of Operations

         The following table sets forth statement of operations data for the periods indicated as a percentage of net sales:

                                       Three Months Ended October 31,  Nine Months Ended October 31,
                                       ------------------------------  -----------------------------
                                            2000          1999              2000          1999
                                           ------        ------            ------        ------
Net sales                                   100.0%        100.0%            100.0%        100.0%
Cost of goods sold                           91.8          93.2              91.6          93.0
                                           ------        ------            ------        ------
Gross margin                                  8.2           6.8               8.4           7.0

Operating expenses
Sales and marketing                          43.0           9.2              11.5           9.1
General and administrative                  129.4          10.8              15.3           9.9
Loss in impairment of long-lived assets                                      28.5
Litigation settlement                                                        (2.7)
Consulting services                          48.1           7.6              12.2          15.0
Amortization of intangibles                                 1.2               1.7           1.3
                                           ------        ------            ------        ------
                                            220.5          28.8              66.5          35.3

Loss from operations                       (212.3)        (22.0)            (58.1)        (28.3)

Other income (expense)
Interest expense, net                       (91.5)         (2.1)             (7.4)         (2.3)
Other (expense) income                        5.5           (.8)               .3           (.4)
                                           ------        ------            ------        ------
                                            (86.0)         (2.9)             (7.1)         (2.7)
                                           ------        ------            ------        ------
Net loss                                   (298.3)%       (24.9)%           (65.2)%       (31.0)%
                                           ======        ======            ======        ======

         Three Months Ended October 31, 2000 as Compared to the Three Months Ended October 31, 1999

         Net sales. Our net sales decreased to $1.3 million for the three months ended October 31, 2000, from $20.1 million for the three months ended October 31, 1999, reflecting a decrease of $18.8 million or 93.5%. Our sales decrease occurred primarily because our cash shortfall has made it virtually impossible to purchase inventory for sale. Additionally, we suspended much of our operations as described above, which has also caused a decrease in net sales. Absent substantial additional funding, we expect that our sales will continue to decline as we deplete our remaining inventories.

         Cost of goods sold. Cost of goods sold during the three months ended October 31, 2000 was $1.2 million, or 91.8% of net sales, reflecting a decrease of $17.6 million or 93.8%. Our cost of goods decrease is directly related to the decrease in sales. Our gross margin was 8.2% for the three months ended October 31, 2000 compared to our gross margin of 6.8% for the three months ended October 31, 1999. This principally reflects the gross margin from sales by our GTI division which was our primary source of revenues in fiscal year 2001 and in the current quarter.

         Operating expenses. Our sales and marketing expenses decreased to $540,000 during the three months ended October 31, 2000 from $1.8 million for the three months ended October 31, 1999. The largest component of our sales and marketing expenses for the three months ended October 31, 2000 was an increase in our provision for the claim by Lycos against us of $250,000 and salaries in our GTI division of $206,000. As a percentage of net sales, sales and marketing expenses were 43.0% for the three months ended October 31, 2000, as compared to 9.2% for the three months ended October 31, 1999. The percentage increase is primarily attributable to a reduction in our sales.

         General and administrative expenses decreased to $1.6 million for the three months ended October 31, 2000 from $2.2 million for the three months ended October 31, 1999. The decrease is primarily due to a significant reduction in the workforce due to suspension of much of our operations. As a percentage of net sales, general and administrative expenses were 129.4% for the three months ended October 31, 2000, as compared to 10.8% for the three months ended October 31, 1999. The percentage increase is primarily attributable to a reduction in our sales.

         For the three months ended October 31, 2000, we incurred $606,000 of non-cash charges for consulting services. In these consulting transactions, we issued our equity securities in exchange for services and generally incur expense over the term of each agreement, often over a one-year period. We recognized $1.5 million of consulting charges during the three months ended October 31, 1999. We expect to incur at least $431,000 of additional stock-based consulting services expense in fiscal 2001, resulting from existing consulting contracts.

         Amortization of intangibles totaled $0 for the three months ended October 31, 2000, as compared with $233,000 for the three months ended October 31, 1999. As discussed above, all remaining intangibles were written down to zero in the quarter ended July 31, 2000.

         Interest expense, net. Interest expense was $1.2 million for the three months ended October 31, 2000 as compared to $423,000 for three months ended October 31, 1999. The increase in interest expense for 2000 related principally to $1.1 million of interest expense for amortization of stock-based debt issue costs associated with the Coast agreement. During the 1999 period, we incurred $278,000 of amortization for stock-based debt issue costs.

         Nine Months Ended October 31, 2000 as Compared to the Nine Months Ended October 31, 1999

         Net sales. Our net sales decreased to $39.5 million for the nine months ended October 31, 2000, from $54.0 million for the nine months ended October 31, 1999, reflecting a decrease of $14.5 million or 26.9%. The decrease was the result of our cash shortfall, which has made it virtually impossible to purchase inventory for sale. We expect our sales to decline without additional substantial funding, as almost all of our vendors have ceased their product shipments to us. Additionally, we have suspended much of our operations as described above, which has also caused a decrease in net sales.

         Cost of goods sold. Cost of goods sold during the nine months ended October 31, 2000 was $36.2 million, or 91.6% of net sales, reflecting a decrease of $14.0 million or 27.9%. Our cost of goods decrease is directly related to the decrease in sales. Our gross margin was 8.4% of net sales for the nine months ended October 31, 2000 as compared to 7.0% of net sales for the nine months ended October 31, 1999.

         Operating expenses. Our sales and marketing expenses decreased to $4.6 million during the nine months ended October 31, 2000 from $4.9 million for the nine months ended October 31, 1999. The decrease is primarily due to a reduction in advertising expense related to suspension of much of our operations. As a percentage of net sales, sales and marketing expenses were 11.5% for the nine months ended October 31, 2000, as compared to 9.1% for the nine months ended October 31, 1999. As our sales decline, we expect that our sales and marketing expenses will increase as a percentage of our sales.

         General and administrative expenses increased to $6.1 million for the nine months ended October 31, 2000 from $5.3 million for the nine months ended October 31, 1999. The increase is primarily due to the expanded size of our operations resulting from our December 1999 acquisition of Tech Squared. The primary components of that increase were personnel expenses of $660,000, credit card charges of $159,000 and rent of $91,000. As a percentage of net sales, general and administrative expenses were 15.3% for the nine months ended October 31, 2000, as compared to 9.9% for the nine months ended October 31, 1999. As our sales decline, we expect that our general and administrative expenses will increase as a percentage of our sales.

         Loss on impairment of long-lived assets was $11.2 million for the nine months ended October 31, 2000. During the three months ended July 31, 2000, our lack of working capital forced us to downsize our operations, lay off a significant number of employees and seek to recapitalize or sell all or parts of our operations. As a result of Corona's failure since June 2000 to advance all funds promised to us, our inability during the past several months to obtain other debt or equity funding, Coast's termination in September 2000 of our loan agreement, Lacerte's failure to make further advances on the line of credit and our vendors' refusals to ship products to us, we believe that our ability to continue as a going concern is in jeopardy. As described above, we have determined that the carrying value of our long-lived assets at July 31, 2000, were impaired. We therefore have written down the carrying value of these assets.

         The Cnet litigation settlement resulted in a $1.1 million decrease in our operating expenses for the nine months ended October 31, 2000. In August 2000, we settled our dispute with Cnet. Cnet accepted 2,000,000 shares of our Common Stock as payment in full for the liability to them.

         For the nine months ended October 31, 2000, we incurred $4.8 million of non-cash charges for consulting services and a penalty relating to warrants. In these consulting transactions, we issued our equity securities in exchange for services and generally incur expense over the term of each agreement, often over a one-year period. The penalty expense of $986,000 represents warrants issued to directors and officers as a penalty for our failure to register shares underlying warrants which we issued to those persons in December 1999. We recognized $8.1 million of stock-based consulting service charges during the nine months ended October 31, 1999. We expect to incur at least $431,000 of additional stock-based consulting services expense in fiscal 2001, resulting from existing consulting contracts.

         Amortization of intangibles totaled $668,000 for the nine months ended October 31, 2000, as compared with $698,000 for the nine months ended October 31, 1999. The majority of this expense was amortization of intangibles related to our Tech Squared, GTI and Softdisk acquisitions. We wrote all remaining intangibles down to zero in the quarter ended July 31, 2000.

         Interest expense, net. Interest expense was $2.9 million for the nine months ended October 31, 2000 as compared to $1.3 million for the nine months ended October 31, 1999. The increase in interest expense for 2000 related principally to $2.5 million of amortization of stock-based debt issue costs associated with the Coast agreement. During the 1999 period, we incurred $833,000 of amortization for stock-based debt issue costs.

         Other income (expense). Other income for the nine months ended October 31, 2000 of approximately $137,000 resulted primarily from a gain on sale of marketable securities. During the same period in 1999, we incurred other expense of $206,000. This included $30,000 for fees incurred to obtain a line of credit and $150,000 to settle a lawsuit.

Liquidity and Capital Resources

         Current situation. Our ability to continue as a going concern is in further jeopardy. As of December 11, 2000, we had only $71,000 of cash. We are in violation of covenants of our line of credit with Lacerte. Lacerte has also not advanced funds to us for working capital, including product purchases. Inc.ubator provided us with only $125,000 of working capital, which is insufficient to sustain our operations. An increasing number of creditors have sued us and are obtaining judgments. In December 2000, our Board of Directors authorized us to seek protection under federal bankruptcy laws to reorganize our debts. We expect to make this filing on December 20, 2000. However, we have no commitment for post-petition financing. We are seeking additional equity or debt financing, but cannot assure you that we will obtain financing on acceptable terms, or at all. We may not be able to satisfactorily reorganize our debts and continue as a going concern.

         We have a large, negative working capital position that was approximately $12.5 million at November 30, 2000. We are not timely paying vendors and virtually all vendors have placed us on credit hold and refused to ship even on cash terms, making shipment of products to our customers extremely difficult and adversely affecting our net sales. In addition, because we are unable to timely pay our creditors, we face increasing lawsuits and other threats of legal action seeking payment. As of December 14, 2000, we have received formal claims totaling $1.2 million from eleven of our vendors. In addition, one of our creditors, Lycos, seeks an amount to be determined by trial, which we estimate may be up to $13,375,000. We were not financially able to respond to Lycos' suit and Lycos is now seeking a default judgment against us.

         In June 2000, we entered into an agreement to borrow $1,000,000 from Corona Viking, LLC. We agreed to repay Corona, with interest at a rate of 10% per annum, by September 12, 2000, subject to our right to extend the promissory note through December 11, 2000. In June 2000, Corona funded $330,000 of the $1,000,000 promised in the agreement. To date, Corona has funded no additional amounts. Corona's failure to fund under agreed upon terms and conditions has contributed to our need to continue downsizing our operations and has further limited our ability to pay creditors and obtain products for resale.

         We did not repay the Corona note by December 11, 2000 and therefore are in default. We believe that Corona's failure to advance the balance of funds committed may excuse our repayment of the funds advanced to date, our issuance of additional shares promised upon particular defaults by us or filing of a registration statement for the benefit of Corona. However, on December 19, 2000, Inc.ubator Capital, Inc. entered into a $570,000 Credit Agreement with us. Under this Credit Agreement, Inc.ubator agreed to assume our obligation to repay Corona. We may be responsible to pay Corona if Inc.ubator fails to do so.

         Under the Credit Agreement, Inc.ubator also advanced us $125,000 and paid $65,000 of expenses associated with the transaction. We agreed to repay these amounts within 30 days of Inc.ubator's advance. We have agreed to repay all other sums paid or advanced upon Inc.ubator's demand. We granted Inc.ubator a security interest in our assets. Inc.ubator also may convert any amount advanced to or paid for us into our Common Stock. The conversion price is the lower of (i) one-half the average per share closing high bid price of our Common Stock for the ten trading days preceding the date of default, or (ii) $.06 per share, subject to particular adjustments.

         Historical Sources and Uses of Cash. We historically financed our operations primarily through the private placement of equity and debt securities. Primary uses of cash have been to fund our operation through the development stage and the acquisition and integration of subsidiary businesses. If we are successful in achieving continued revenue growth, our working capital requirement is likely to increase. However, more recently, we have been unable to raise cash through equity or debt financings.

         Net cash provided by our operating activities during the nine months ended October 31, 2000 was $5.1 million as compared to $5.9 million used during the nine months ended October 31, 1999. Net cash provided by operating activities during the nine months ended October 31, 2000 was primarily the result of decreases in inventories and accounts receivable and increases in accrued expenses offset in part by net losses (less non-cash expenses) and decreases in accounts payable. Virtually all of this cash provided by operating activities was generated by deferring payments to our vendors and virtually all of it was used to repay our working capital lender, Coast Business Credit. Net cash used by our operating activities during the nine months ended October 31, 1999 was primarily the result of net losses and increases in accounts receivable and other current assets, partially offset by non-cash expenses, decreases in inventories and increases in accounts payable and accrued expenses.

         We used cash of $396,000 and $473,000 in investing activities in the nine months ended October 31, 2000 and October 31, 1999, respectively. During the nine months ended October 31, 2000, we used $701,000 for purchases of leasehold improvements, furniture and equipment, including $417,000 related to the consolidation of our operations into a new facility in Eden Prairie, Minnesota. These increases were offset by $305,000 we received for the one time sale of marketable securities, resulting in a gain of $120,000. For the nine months ended October 31, 1999, we used $349,000 for the purchase of furniture and equipment and loaned $124,000 to one of our officers to start a television infomercial business, which we subsequently acquired.

         Net cash used by financing activities was $5.2 million for the nine months ended October 31, 2000, as compared to net cash provided by financing activities of $6.9 million for the nine months ended October 31, 1999. During the nine months ended October 31, 2000, we received net proceeds of $1.7 million from issuance of equity securities including the exercise of options and warrants. In addition, during the nine months ended October 31, 2000, we borrowed $46.5 million under the Coast line of credit and repaid $53.1 million on it. We also borrowed $593,000 on notes payable. Proceeds from these financing activities were used to fund our working capital needs and to retire $230,000 of loans from related parties and $676,000 of notes payable and convertible notes. During the nine months ended October 31, 1999, we received $8.0 million from issuance of equity securities and the collection of a stock subscription receivable of $2.7 million. In addition, we borrowed $47.4 million under the Coast line of credit and repaid $41.7 million on it. We also borrowed $500,000 from Coast on a term loan. We used the proceeds from these 1999 financing activities to retire a $4.0 million note payable to Herold Marketing and $2.7 million of a $3.3 million note payable in connection with our acquisition of GTI. We also used these proceeds to retire $386,000 of loans to related parties and to pay $210,000 in loans fees to establish the Coast line of credit.

         Lycos Agreement. In October 1999, we entered into a three-year E-Commerce Agreement with Lycos, Inc. ("Lycos") for comprehensive Internet marketing activities, including co-branding of our website on the Lycos network. Under the agreement, we paid Lycos $1,125,000, but paid no further sums. However, the agreement required us to pay an additional $5,875,000 in fiscal 2001, $5,000,000 in fiscal 2002 and $2,500,000 in fiscal 2003. We have included all amounts contractually due for services provided in the accompanying financial statements as of January 31, 2000 and October 31, 2000 and for the three and nine months ended October 31, 2000. On May 19, 2000, Lycos formally terminated the agreement. In November 2000, Lycos filed suit in United States District Court, District of Massachusetts to collect an amount to be established by trial up to the remaining $13,375,000 value of the contract. Although we believe that Lycos breached the contract, we did not contest the suit due to our financial position. In December 2000, Lycos requested a default judgment for an amount yet to be determined.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On December 20, 2000, we expect to file a petition in the U.S. Bankruptcy Court for the District of Minnesota to reorganize our debts under Chapter 11 of the U.S. Bankruptcy Code.

         We settled our litigation with Cnet, Inc. in August 1999 in exchange for our issuance to Cnet of 2,000,000 shares of our Common Stock.

         In September 2000 Lycos offered to settle their dispute with the Company for a $2,250,000 cash payment. In November 2000, Lycos filed suit in United States District Court, District of Massachusetts, to collect an amount to be established by trial up to the total remaining value of our contract. We estimate our total exposure at up to $13,375,000. Due to our financial position, we did not contest the suit. In December 2000, Lycos requested a default judgment against us. Based upon the September offer from Lycos to settle the dispute, we have provided for $2,250,000 for this claim in the financial statements as of and for the three and nine months ended October 31, 2000.

         In July 2000, EZ Quest, Inc., a vendor of our dtpdirect.com operation, filed suit in Orange County Superior Court in Santa Ana, California to collect approximately $65,000 that EZ Quest claims is due from sales of products to us. In October 2000, EZ Quest obtained a default judgment for the total amount claimed. We believe that we have adequately provided for this judgment against us.

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

         In September 2000, Perry Judds ("Judds") filed suit in Hennepin County District Court in Minneapolis, Minnesota to collect approximately $162,000 plus court costs and attorney's fees that Judds claims is due for publishing T2 Acquisition Corporation product catalogs. In November 2000, Judds obtained a default judgment for the total amount claimed. We believe that we have adequately provided for this judgment against us.

         In September 2000, Hansol Multitech, Inc. ("Hansol") filed suit in Orange County Superior Court in Santa Ana, California to collect approximately $199,000 plus interest, court costs and attorney's fees that Hansol claims is due for supplying products to GTI Acquisition Corporation. We believe that we have adequately provided for any amounts due as a result of this claim.

         In September 2000, Merisel Americas, Inc. ("Merisel") filed suit in Superior Court of California in Los Angeles, California to collect approximately $109,000 plus interest, court costs and attorney's fees that Merisel claims is due for supplying products to T2 Acquisition Corporation. Netdirect was also named in this suit. We believe that we have adequately provided for any amounts due as a result of this claim.

         In September 2000, the debtor in possession of the assets of Microage, Inc. ("Microage") filed suit in the United States Bankruptcy Court in Phoenix, Arizona to collect approximately $102,000 plus interest, court costs and attorney's fees that Microage claims is due for supplying products to Netdirect and T2 Acquisition Corporation. We believe that we have adequately provided for any amounts due as a result of this claim.

         In October 2000, Bill Dinges ("Dinges") filed suit in the Justice Court, West Tempe Precinct, Maricopa County, Arizona to collect approximately $2,500 that Dinges claims is due for publishing product brochures for GTI Acquisition Corporation. In November 2000, Dinges obtained a default judgment for the total amount claimed. We believe that we have adequately provided for this judgment against us.

         In October 2000, Carmichael, Lynch, Spong ("Carmichael") filed suit in Hennepin County District Court in Minneapolis, Minnesota to collect approximately $79,000 that Carmichael claims is due for supplying public relations services to Netdirect. In December 2000, Carmichael obtained a default judgment for the total amount claimed. We believe that we have adequately provided for any amounts due as a result of this claim.

         In October 2000, Merisel Americas, Inc. ("Merisel") filed suit in Superior Court of California in Los Angeles, California to collect approximately $40,000 plus interest, court costs and attorney's fees that Merisel claims is due for supplying products to Netdirect. We believe that we have adequately provided for any amounts due as a result of this claim.

         In November 2000, Ricoh Corporation ("Ricoh") filed suit in Hennepin County District Court in Minneapolis, Minnesota to collect approximately $105,000 that Ricoh claims is due for supplying products to GTI Acquisition Corporation. We believe that we have adequately provided for any amounts due as a result of this claim.

         In November 2000, Wynit ("Wynit") filed suit in Hennepin County District Court in Minneapolis, Minnesota to collect approximately $111,000 that Wynit claims is due for supplying products to T2 Acquisition Corporation. We believe that we have adequately provided for any amounts due as a result of this claim.

         In December 2000, Iiyama North America, Inc. ("Iiyama") filed suit in Hennepin County District Court in Minneapolis, Minnesota to collect approximately $22,000 that Iiyama claims is due for supplying products to Netdirect. We believe that we have adequately provided for any amounts due as a result of this claim.

         Because of our financial position, we have not contested any of the above claims, and all of them could result in default judgments for the amount of the claim.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   None

(b)   None

(c)   Recent Sales of Unregistered Securities.

      (1) Issuance of shares with no cash consideration:

          Between August 1 and October 31, 2000, we issued 2,000,000 shares to CNET, Inc. to settle our $500,000 litigation dispute. We believe the issuance of these shares was exempt under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.

(d)   None

ITEM 5. OTHER INFORMATION

         In December 1999 we entered into a purchase agreement to acquire certain of the assets of Softdisk, Inc., including the downloadstore.com website, and to lease the screensaverstudio.com website from Softdisk, Inc. in exchange for cash, Common Stock and an interest-free note payable over 12 months at $9,150 per month. The note payable was secured by the downloadstore.com website and a customer list (the "Assets"). In July 2000, we defaulted on the note and subsequently failed to make timely payments in August, September and October 2000. In November 2000, Softdisk foreclosed on and subsequently took possession of the Assets to satisfy a total secured debt of $55,000. We believe no additional amounts are due Softdisk for the secured debt.

         In September 2000, Coast Business Credit sent us notice of default on our loan and security agreement and demanded full repayment of its loans within 45 days. On September 28, 2000 Philip Lacerte ("Lacerte"), a director and shareholder of our company, purchased the loan from Coast for $296,000. As a result, Lacerte holds a senior secured position over our assets.

         In November 2000, a shareholder demanded rescission of a $150,000 purchase of securities. We deny the right of rescission and intend to vigorously defend any action brought by the shareholder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

EXHIBITS                    DESCRIPTION

3.1               Articles of Incorporation of the Company, as amended.*

3.2               By-Laws of the Company, as amended.*

4.1 (Form of) Stock Certificate, form of Stock Purchase Warrant and Stock Option Agreement.*

4.2 (Form of) redeemable warrant for December 1999 private placement.*****

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

10.12 Convertible Promissory Note made by Virtual Technology Corporation payable to Corona Viking Group, LLC and dated June 14, 2000.******

10.13 Form of warrant from Virtual Technology corporation to Corona Viking Group, LLC issued June 14, 2000.******

10.14 Side letter agreement entered into between Virtual Technology Corporation and Graybox, LLC dated June 16, 2000.******

10.15 Credit Agreement dated November 20, 2000, by and among Virtual Technology Corporation, GTI Acquisition Corporation and Inc.Ubator Capital, Inc. *******

10.16 Convertible Promissory Note made by Virtual Technology Corporation payable to Inc.Ubator Capital, Inc. and dated November 20, 2000.*******

10.17 (Form of) General Security Agreement in favor of Inc.Ubator Capital, Inc. dated November 20, 2000.*******

10.18 (Form of) Warrant from Virtual Technology Corporation to Inc.Ubator Capital, Inc. issued November 20,2000.*******

27.               Financial Data Schedule

(b) Reports on Form 8-K.

         None

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

****** Incorporated by reference from the Company's 8-K, filed with the SEC on June 26, 2000.

*******  To be filed by amendment to this Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Graphics Technologies, Inc.



                                         By: /s/ Gregory Appelhof
                                            -------------------------
                                         Its: Chief Executive Officer


                                         By: /s/ John Harvatine
                                            -------------------------
                                         Its: Chief Financial Officer

Dated: December 20, 2000